Form 10QSB
period 2002-03-31
PRINCETON VENTURES INC
filed 2002-05-20
CIK 1144130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  March  31,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  periodto


          Commission  File  Number:     000-49698
                                        ---------

                            PRINCETON VENTURES, INC.

          (Exact name of small Business Issuer as specified in its charter)

Nevada                                      98 - 0353007
---------------------------------           ---------------------------------
(State  or other jurisdiction of            (IRS Employer Identification No.)
incorporation  or  organization)

Suite  304,  595  Howe  Street,
Vancouver,  British  Columbia,  Canada      V6K  3M3
---------------------------------------     ---------
(Address of principal executive offices)    (Zip  Code)

Issuer's telephone number,
 including  area  code:                     604-669-2293
---------------------------------------     ------------

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,534,000 Shares of $.001 par value Common Stock outstanding as of May 15, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.     Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                            PRINCETON VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                            PRINCETON  VENTURES,  INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                      MARCH 31    JUNE 30
                                          2002       2001
--------------------------------------------------------------------------------



ASSETS

Current
  Cash                               $     242   $ 31,853
  Prepaid expenses                       4,700      9,000
                                     ----------  ---------
                                         4,942     40,853

Mineral Property Interest (Note 4)           -          -
                                     ----------  ---------
                                     $   4,942   $ 40,853
==========================================================
LIABILITIES

Current
  Accounts payable                   $  20,251   $  1,423
                                     ----------  ---------
SHAREHOLDER'S EQUITY
(DEFICIENCY)

Share Capital
  Authorized:
    100,000,000 common shares
    with a par value of
    0.001 per share
    100,000,000 preferred shares
    with a par value of
    0.001 per share

  Issued:
    6,534,000 common shares
    at March 31, 2002 and
    6,204,000 common
    shares at June 30, 2001              6,534      6,204

  Additional paid-in capital            54,426     44,856

Deficit Accumulated During
The Exploration Stage                  (76,269)   (11,630)
                                     ----------  ---------

                                       (15,309)    39,430
                                     ----------  ---------
                                     $   4,942   $ 40,853
=========================================================




                       PRINCETON  VENTURES,  INC.
                   (An  Exploration  Stage  Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------
                                                             PERIOD
                                                              FROM
                                        THREE      NINE     INCEPTION
                                       MONTHS     MONTHS     MAY 10
                                        ENDED      ENDED     2001 TO
                                       MARCH 31   MARCH 31   MARCH 31
                                        2002        2002       2002
----------------------------------------------------------------------
Expenses
  Mineral property option payments  $        -  $        -  $   1,075
  Administrative expense                     -           -      7,962
  Professional fees                     13,647      35,494     35,494
  Transfer fees                              -       1,255      1,255
  Consulting services                    4,500      22,125     22,125
  Office and sundry                         16       1,265      1,877
  Exploration expenses                   4,500       4,500      6,481
                                     ---------------------------------
Net Loss For The Period                 22,663      64,639  $  76,269
                                                            ==========
Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period                    53,606      11,630
                                     ----------------------
Deficit Accumulated
 During The Exploration
 Stage, End Of Period               $   76,269  $   76,269
===========================================================

Net Loss Per Share                  $     0.01  $     0.01
===========================================================


Weighted Average Number
 Of Shares Outstanding               6,503,891   6,503,891
===========================================================



                         PRINCETON  VENTURES,  INC.
                      (An  Exploration  Stage  Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------
                                                       PERIOD
                                                        FROM
                                  THREE      NINE     INCEPTION
                                 MONTHS     MONTHS     MAY 10
                                  ENDED      ENDED     2001 TO
                                 MARCH 31   MARCH 31   MARCH 31
                                  2002        2002       2002
----------------------------------------------------------------------
Cash Flows From Operating
Activities
  Net loss for the period       $ (22,663)  $ (64,639)  $ (76,269)

Adjustments To Reconcile
Net Loss To Net Cash
Used By Operating Activities
  Stock issued for other
   than cash                            -           -          75
  Change in prepaid expenses        2,250       4,300      (4,700)
  Change in accounts payable       16,279      18,828      20,251
                                ----------------------------------

                                   (4,134)    (41,511)    (60,643)
                                ----------------------------------


Cash Flows From Financing
Activity
Issue of share capital                -       9,900      60,885
                                ---------------------------------
-
(Decrease) Increase In Cash      (4,134)    (31,611)        242

Cash, Beginning Of Period         4,376      31,853           -
                                ----------------------------------


Cash, End Of Period              $  242   $     242   $     242
==================================================================



SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  FINANCING  AND  INVESTING  ACTIVITIES:

Issue Of Share Capital For
 Mineral Property Interest      $     -     $     -   $      75
==================================================================


                            PRINCETON  VENTURES,  INC.
                       (An  Exploration  Stage  Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                        DEFICIT
                           COMMON STOCK                 ACCUMULATED
                           NUMBER OF       ADDITIONAL   DURING THE
                           COMMON     PAR    PAID IN    EXPLORATION
                           SHARES     VALUE   CAPITAL   STAGE          TOTAL
                           ----------------------------------------------------



Shares issued for cash
 at $0.001                 3,000,000  $3,000  $      -  $          -   $  3,000

Shares issued for cash
 at $0.015                 3,199,000   3,199    44,786             -     47,985

Shares issued for mineral
 property interest             5,000       5        70             -         75

Net loss for the period            -       -         -       (11,630)   (11,630)
                           ----------------------------------------------------



Balance, June 30, 2001     6,204,000   6,204    44,856       (11,630)    39,430

Shares issued for cash
 at $0.03                    330,000     330     9,570             -      9,900

Net loss for the period            -       -         -       (64,639)   (64,639)
                           ----------------------------------------------------


Balance, March 31, 2002    6,534,000  $6,534  $ 54,426  $    (76,269)  $(15,309)
                           =====================================================




                            PRINCETON VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of March 31, 2002, included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2001 audited financial statements and notes thereto.


2.     OPERATIONS

Organization

The  Company  was  incorporated in the State of Nevada, U.S.A., on May 10, 2001.

Exploration  Stage  Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $76,269 for the period from May 10, 2001 (inception) to March 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                            PRINCETON VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Mineral  Property  Option  Payments  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

b)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)     monetary  items  at  the  rate  prevailing  at  the  balance  sheet date;
ii)     non-monetary  items  at  the  historical  exchange  rate;
iii) revenue and expense at the average rate in effect during the applicable accounting period.

                            PRINCETON VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

d)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)     Loss  Per  Share

Loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown as the effect is anti-dilutive.


4.     MINERAL  PROPERTY  INTEREST

By an agreement, dated May 18, 2001, as amended, the Company acquired an option to earn a 100% interest in a mineral claim located in British Columbia, Canada.

In  order  to  earn  its  interest,  the  Company  is  required  to:

i)     pay  $1,000  on  execution  of  the  agreement  (paid);
ii) issue a total of 55,000 common shares of the Company, comprising 5,000 upon execution of the agreement (issued), and 50,000 upon completion of the third phase of the exploration program or before June 30, 2003;
iii) incur an aggregate of $135,000 on exploration expenditures, comprising $5,000 by February 28, 2002, $10,000 on or before June 30, 2002, and $120,000 on or  before  June  30,  2003.


5.     CONTINGENCY

     Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.

                            PRINCETON VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



6.     COMMITMENT

On July 1, 2001, the Company entered into consulting agreements with two directors. The agreements provide for payments of $750 per month for each director and expire on June 30, 2003. In the case of each director, the fee will increase to $5,000 per month in the event that they are required to spend 50% or more of their time performing the duties outlined in each agreement.


7.     RELATED  PARTY  TRANSACTIONS

During the period ended March 31, 2002, the Company paid $13,500 in consulting fees to two directors pursuant to the agreements referred to Note 6.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various risk factors, as set forth below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

We are in the business of mineral exploration; although, to date, we have only recently commenced our exploration activities. We have obtained an option to acquire a 100% interest in certain mineral claims located in the Lillooet Mining Division of the Province of British Columbia, Canada. We refer to these mineral claims as the Merry mineral claims.

Our objective is to conduct mineral exploration activities on the Merry mineral claims in order to assess whether the Merry mineral claims possesses commercially exploitable reserves of molybdenum or gold. We have not, as yet, identified any commercially exploitable reserves. Our proposed exploration program is designed to search for commercially exploitable deposits. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claim.

Merry  Mineral  Claims  Option  Agreement

We purchased the option to acquire a 100% interest in the Merry mineral claims pursuant to an agreement dated May 18, 2001 between Mr. Alan Brent Hemingway and us. Mr. Hemingway is the owner of the Merry mineral claims. This option agreement was amended on November 30, 2001 in order to give us additional time in which to complete the exploration expenditures on the Merry mineral claims.

We are entitled to exercise the option to acquire the 100% interest in the Merry mineral claims by:

(A) incurring an aggregate of $135,000 of property exploration expenditures on the Merry mineral claims within the following periods:

(1)     $5,000  on  or  before  February  28,  2002;
(2)     a  further  $10,000.00  on  or  before  December  31,  2002;
(3)     a  further  $120,000.00  on  or  before  December  31,  2002;

(B) issuing to Mr. Hemingway 50,000 shares of our common stock upon the completion of the third phase of the exploration program on the Merry mineral claims on or before December 31, 2002.

We have satisfied this initial exploration expenditure requirement due by February 28, 2002 by completing the initial phase of the recommended work program on the Merry mineral claims.

Plan  of  Operations

Our business plan is to proceed with the exploration of the Merry mineral claims to determine whether these mineral claims possess commercially exploitable reserves of molybdenum and gold. We have proceeded with the first phase of the exploration program recommended by the geological report at a cost of $5,000. Completion of phase one satisfied the exploration expenditures required to be completed by February 28, 2002 under our option agreement for the Merry mineral claims, as amended.

We have received a geological report summarizing the conclusions and recommendations of the first phase of our exploration program from Mr. Ostler, our consulting geologist. We have reviewed the conclusions and recommendations of Mr. Ostler based on his geological review of the results of the first phase. We have determined that the results of the first phase of exploration are sufficiently positive to warrant proceeding with the second phase of exploration. The budgeted cost of this second phase is $10,000 which is in excess of our current cash and working capital. We will attempt to raise the funds to complete this second phase through a private placement financing of our common stock. If we are unable to complete a private placement financing, of which there is no assurance, Mr. William Robertson, our chief financial officer and a principal shareholder, has indicated he may advance sufficient funds to enable us to complete the work program. If we are able to raise the additional financing, we will attempt to complete this phase in the summer or fall of 2002 prior to snowfall. We anticipate that we would engage Mr. Ostler to complete this second phase of exploration.

If we determine to complete the second phase of our exploration program, we will assess whether to proceed to the third phase of the recommended geological exploration program upon completion of an assessment of the results of phase two of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of phase two are sufficiently positive to enable us to achieve the financing necessary for use to proceed with phase two of the exploration program. This assessment will include an assessment of our cash reserves after the completion of phase two and the market for financing of mineral exploration projects at the time of our assessment. We anticipate our geologist Mr. Ostler will complete all three phases on our behalf if each are proceeded with and that Mr. Ostler's total fee for such work will total $135,000, including $120,000 for the third phase. If we determine to proceed with the third phase, it will not be possible to start the third phase until the summer of 2003 due to the short snow-free period of access of the mineral claims. The central part of the Merry mineral claims is accessible during the snow free months of the year from May until November, with variations from year to year.

We had cash in the amount of $242 as of March 31, 2002 and a working capital deficit of $15,309 as of March 31, 2002. The anticipated cost of the second phase of the exploration program is $10,000. The anticipated cost of the third phase of the exploration program is $120,000. As these anticipated costs are in excess of our current cash reserves and we have a working capital deficit, we will require additional financing in order to proceed with each of phase two and phase three of our exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or a loan from one of our directors, of which there is no assurance. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt financing will not be an alternative for funding phase three of the exploration program. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months:

1. $10,000 in connection with the completion of the second phase of our recommended geological work program, if we are able to raise the financing required to proceed with this phase;

2. $18,000 for payments to Mr. Locke Goldsmith and Mr. William Robertson under their management agreements, of which we have prepaid a total of $4,700;

3. $15,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We had cash in the amount of $242 as of March 31, 2002 and a working capital deficit of $15,309 as of March 31, 2002. Our total expenditures over the next twelve months are anticipated to be $28,300, after accounting for prepaid expenditures. Accordingly, we will require additional financing in the minimum amount of approximately $54,000 to fund our operations for the next twelve months.

If we do not complete the exploration expenditures required under the option agreement for the Merry mineral claims, our option will terminate and we will lose all our rights and interest in the Merry mineral claims. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Merry mineral claims. If our option lapses, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration.

Results  Of  Operations  for  Nine  months  ending  March  31,  2002

We did not earn any revenues during the nine months ending March 31, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $64,639 for the nine months ended March 31, 2002. The largest component of our operating expenses were professional fees in the amount of $35,494 during the nine months ending March 31, 2002 that were incurred in connection with our corporate organization and our filing a registration statement with the Securities and Exchange Commission. We anticipate that our professional fees will remain significant due to our ongoing reporting requirements as a reporting company under the Securities Exchange Act of 1934. We paid consulting fees in the amount of $22,125 during the nine months ended March 31, 2002. These consulting fees included consulting fees in the amount of $13,500 paid to our two executive officers, Mr. Locke Goldsmith, our Chief Executive Officer, and Mr. William Robertson, our Chief Financial Officer.

We anticipate that we will not incur increased operating expenses until such time as we achieve the financing required to enable us to pursue further exploration of our optioned mineral property. Our operating expenses will increase if we are able to achieve the required financing and determine to proceed with further exploration.

We incurred a loss of $64,639 for the nine months ending March 31, 2002. Our loss is entirely attributable to our operating expenses.

Liquidity  And  Capital  Resources

We had cash of $242 as of March 31, 2002 compared to cash of $31,853 as of June 30, 2001. We had a working capital deficit of $15,309 as of March 31, 2002 compared to positive working capital of $39,430 as of June 30, 2001.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

We will require additional financing in order to enable us to proceed with any further exploration of our mineral claims, as discussed above under Plan of Operations, and to complete the required payments and exploration expenditures to maintain our option. In addition, we anticipate that we will require approximately $54,000 over the next twelve months to pay for our expenses in pursuing our plan of operations, as outlined above. These cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to continue operations. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.

                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.



Item  2.     Changes  in  Securities

We did not complete any sales of our common stock during our fiscal quarter ended March 31, 2002.


Item  3.     Defaults  upon  Senior  Securities

None


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2002.


Item  5.     Other  Information

None


Item  6.     Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

None

REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     May  17,  2002


PRINCETON  VENTURES,  INC.


By:    /s/ WILLIAM ROBERTSON
       --------------------------------
       WILLIAM ROBERTSON
       Chief  Financial  Officer,
       Secretary  and  Treasurer
       Director