Form 10KSB
period 2002-06-30
PRINCETON VENTURES INC
filed 2002-10-15
CIK 1144130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark  One)
[  X  ]     Annual  Report  Pursuant  To  Section  13 Or 15(D) Of The Securities
            Exchange  Act  Of  1934

          For  the  fiscal  year  ended  June  30,  2002

[    ]      Transition Report Under  Section  13  Or  15(D)  Of  The  Securities
            Exchange  Act  Of  1934

          For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER     000-49698
                             ---------

                            PRINCETON VENTURES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)


NEVADA                                      98  -  0353007
----------------------------------------    ------------
(State  or other jurisdiction of            (I.R.S. Employer
incorporation or organization)              Identification  No.)

304  -  595  HOWE  STREET
VANCOUVER,  BC,  CANADA                     V6C  27S
----------------------------------------    ------------
(Address of principal executive offices)    (Zip  Code)


604-669-2293
----------------------------------------
Issuer's  telephone  number


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE
                                                                        ----

Securities  registered  under  Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                                   -------------
                                                 PAR  VALUE  $0.001  PER  SHARE.
                                                 -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  [X]   No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its  most  recent  fiscal  year  $NIL
                                                                 ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $106,020 based on the last sales price of our common stock of $0.03 per share on July 25, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,534,000 Shares of Common Stock
                                                --------------------------------

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]


                                    1 of 27

                                     PART I


ITEM  1.     DESCRIPTION  OF  BUSINESS.

General

We are an exploration stage company. We plan to ultimately engage in the acquisition, and exploration of mineral properties and exploit mineral deposits demonstrating economic feasibility. We own an option to acquire an interest in the mineral claims described below under the heading Merry Mineral Claims Option Agreement. Further exploration of our optioned mineral claims is required before a final evaluation as to the economic and legal feasibility of any mineral reserves that we may discover on our optioned mineral claims can be completed. There is no assurance that a commercially viable mineral deposit exists on our optioned mineral claims. Our plan of operations is to carry out exploration work on the Merry Mineral Claims in order to ascertain whether these claims possess commercially exploitable quantities of molybdenum or gold. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Merry Mineral Claims until appropriate exploratory work is done and an economic evaluation based on such work concludes there is economic feasibility.

Merry  Mineral  Claims  Option  Agreement

We have obtained the option to acquire a 100% interest in eight mineral claims situated in the Province of British Columbia, Canada. We refer to these eight mineral claims as the Merry Mineral Claims. We acquired our interest in the Merry Mineral Claims pursuant to an agreement dated May 18, 2001 between Mr. Alan Brent Hemingway and us. Mr. Hemingway is the owner of the Merry Mineral Claims. This option agreement was amended on November 30, 2001 in order to give us additional time in which to complete the exploration expenditures on the Merry Mineral Claims.

In consideration for the grant of the option, we paid to Mr. Hemingway the amount of $1,000 and we issued to Mr. Hemingway 5,000 shares of our common stock on May 18, 2001 in accordance with the terms of the option agreement. We are entitled to exercise the option to acquire the 100% interest in the Merry Mineral Claims by:

(A) incurring an aggregate of $135,000 of property exploration expenditures on the Merry Mineral Claims within the following periods:

     (1)  $5,000  on  or  before  February  28,  2002;
     (2)  a  further  $10,000.00  on  or  before  December  31,  2002;
     (3)  a  further  $120,000.00  on  or  before  December  31,  2003;

(B) issuing to Mr. Hemingway 50,000 shares of our common stock upon the completion of the third phase of the exploration program on the Merry Mineral Claims on or before December 31, 2003.





The time for completion of the initial exploration expenditure requirement was extended from November 30, 2001 to February 28, 2002 by agreement between us and Mr. Hemingway dated November 30, 2001. We have satisfied this initial exploration expenditure requirement by completing the initial phase of the recommended work program on the Merry mineral claims.

In the event that we incur exploration expenditures, in any of the above periods, less than the required sum, we may, at our option, pay to Mr. Hemingway the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event that we incur exploration expenditures, in any period, more than the required amount of exploration expenditures, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in subsequent periods. If we fail to incur any required exploration expenditures during any applicable period or if we fail to issue the required shares, our option will terminate and we will have no further rights to the Merry mineral claims.


                                    2 of 27

Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property. In addition, until we have secured a 100% interest in the Merry mineral claims, we are obligated to maintain in good standing the Merry Mineral Claims by:

     (A) the doing and filing of assessment work or making of payments in lieu thereof;
     (B)  the  payment  of  taxes  and  rentals;  and
     (C) the performance of all other actions necessary to keep the Merry Mineral Claims free and clear of all liens and other charges.

Description  of  the  Merry  Mineral  Claims

The Merry Mineral Claims consist of eight mineral claims in the Lillooet Mining Division of Southwestern British Columbia, Canada. Mineral claims in British Columbia consist of units, with each unit being a square in shape covering 25 hectares and measuring 500 meters on each side. Each of our mineral claims consists of one unit. The total area of the Merry mineral claims, after deducting four overlapping claims, is estimated to be 494 acres. The mineral claims are described as follows:


Name of Mining Claim  Grant Number    Date of Recording        Expiry Date
--------------------  ------------    -----------------        ---------------

Merry  Me  1          370102          July  10,  1999          July  10,  2006
Merry  Me  2          370103          July  10,  1999          July  10,  2006
Merry  Me  3          370104          July  10,  1999          July  10,  2006
Merry  Me  4          370105          July  10,  1999          July  10,  2006
Merry  Me  5          370106          July  10,  1999          July  10,  2006
Merry  Me  6          370107          July  10,  1999          July  10,  2006
Mary  1               379151          July  10,  2000          July  10,  2007
Mary  2               379152          July  10,  2000          July  10,  2007


Mr. Hemingway staked the Merry Mineral Claims in July 1999 and July 2000. Mr. Hemingway is the legal owner of title to the mineral claims and no other person has any interest in the mineral claims, other than our interest as a result of the option. The Province of British Columbia owns the land covered by the mineral claims. The expiry date of the Merry Mineral Claims was extended in July 2002 based on the exploration work we completed on the mineral claims as part of the first phase of our exploration program.

Location  of  the  Merry  Mineral  Claims

The Merry Mineral Claims are located in the Lillooet Mining Division of southwestern British Columbia approximately 60 miles from the town of Lillooet and approximately 145 miles from the city of Vancouver. Access to the mineral claims is from Vancouver via British Columbia Highway 99 to the town of Pemberton and then by forest access road to the Village of Gold Bridge, the nearest supply center to the property. Access to the mineral claims from Gold Bridge is via gravel road requiring vehicles with four-wheel drive. The central part of the Merry Mineral Claims is accessible during the snow free months of the year from May until November.

The Merry Mineral Claims are located on the northeastern slope of the Bendor Range of the Coast Mountains in southwestern British Columbia, Canada. The claim area occupies part of the Truax Creek valley, a steep valley that drains northward to Carpenter Lake, approximately 1.5 miles north of the mineral claims. Elevations at the property range from about 4,166 feet above sea level to about 5,642 feet above sea level. The principal area of focus of exploration on the mineral claims is at elevations of approximately 4,592 feet above sea level. Much of the original forest covering the claims has been


                                    3 of 27
removed by recent logging. The Truax Creek is a permanent creek that flows across the mineral claims and provides adequate water for mining purposes.

Initial  Geological  Report

We engaged John Ostler, M.Sc., P. Geo. to prepare a geological evaluation report on the Merry Mineral Claims in June 2001. The work completed by Mr. Ostler in completing the geological report consisted of the acquisition of geological data from previous geological exploration and a review and analysis of this geological data. This data acquisition involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims. The work involved in this data acquisition includes map and report reproduction, drafting and production of base maps, and compilation of preexisting information into a common database and maps.

We received the initial geological evaluation report on the mineral claims prepared by Mr. Ostler on June 30, 2001. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

Exploration  History  of  the  Mineral  Claims

The history of the exploration of the mineral claims is summarized in the geological report that we obtained from Mr. Ostler. The following summary of the exploration history of the mineral claims is based on Mr. Ostler's summary of this exploration history.

A. The original mineral claims were staked in 1932. The initial exploration was conducted from 1932 to 1936.

B. A truck road was built up the Truax Creek through the mineral claims in 1949.

C. During the period from 1960 to 1974, H. Street of Gold Bridge, BC acquired the area and constructed and operated a small ore-processing mill.

D. In 1980, W.A. Cook staked the area and optioned a 50% interest in the property to Keron Holdings Ltd. A further geological exploration program was undertaken.

E. In 1981, the property was optioned to Hudson's Bay Oil and Gas Company Limited who conducted further road building to provide access for drilling. Further soil and rock-chip sampling was conducted. Hudson's Bay dropped its option.

F.   In  1983,  W.A.  Cook  and Keron Holdings optioned the property to Andaurex
     Resources Inc. who completed a total of 2,861 feet of drilling and calculated an estimate of resources on the property.

G.   In  1987,  Pilgram  Holdings  Ltd  conducted  a  small  trenching  program.

H.   Subsequent  to  1987,  all  claims  on  the  property  lapsed.

I. In 1999 and 2000, Mr. Hemingway staked the mineral claims and became the current owner. Mr. Hemingway conducted a preliminary exploration program in 2000.

J.   Mr.  Hemingway  optioned  the  property  to  Princeton  Ventures  in  2001.


                                    4 of 27

Conclusions  of  the  Initial  Geological  Report

In his initial geological report, Mr. Ostler identified two types of mineralization events on the Merry mineral claims. The first event is a molybdenum-bearing quartz stockwork vein system that has been identified on the Merry Mineral Claims by prior exploration . The second event consists of high-grade, gold-bearing stibnite veins and disseminations. These two mineralization events are the targets of the three phase exploration program recommended by the geological report.

A stockwork vein system present on the Merry Mineral Claims consists of a multitude of small intersecting veinlets placed at several preferred orientations throughout the host rock. On the Merry mineral claims, these veinlets are filled with quartz and bear molybdenum. Such stockwork systems are typical of geological formations that host sufficient copper or molybdenum to be mined in large-scale open pits. Mining of a typical stockwork vein system is completed by mining all of the rock hosting the stockwork veins. Accordingly, the amount of metal in the veins and their density within the surrounding rock determine the grade and the economic viability of stockwork vein deposits.

Prior geological exploration on the Merry property in 1980 revealed that molybdenite mineralization extends an unknown distance southeast of the Main zone near the centre of the property. This mineralization has a peripheral gold halo around its western side. Such precious-metal halos are common around molybdenum deposits. The geological report concluded that economic concentrations of molybdenum mineralization may exist southeast of the main zone of the Merry mineral claims.


The second target for exploration under the recommended geological exploration program is high-grade, gold-bearing stibnite veins that have been identified in three locations on the Merry Mineral Claims during prior exploration on the Merry property. The gold-bearing stibnite veins are very different from the stockwork veinlets. The stibnite veins are true fissure veins that can be mined by highly selective underground methods. If these veins are sufficiently extensive and thick, it would not be necessary to mine any unmineralized country rock. One of the objectives of the recommended geological exploration program is to determine the extent and concentration of this mineralization.

Current  State  of  Exploration


The mineral claims presently do not have any proven mineral reserves. The property that is the subject of the mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claims. Currently, there is no power supply to the mineral claims.

We have only recently commenced exploration of the mineral claims and exploration is currently in the preliminary stages. The status of our planned exploration program is discussed in detail below. Our planned exploration program is exploratory in nature and there is no assurance that mineral reserves will be proven.

Recommendations  of  the  Geological  Report

In his geological report, Mr. Ostler, P. Eng. recommended the completion of a three-phase geological work program on the Merry Mineral Claims. We have completed the first phase of this exploration program and we have received a geological report summarizing the conclusions and recommendations of this work program from Mr. Ostler.

The first phase of the exploration program was comprised of the acquisition of satellite images of the mineral claims and a review of these satellite images to determine if they contain anomalies caused by economic mineralization. The cost of completion of the first phase of the exploration program was $5,000.

The second phase of the exploration program is recommended to be comprised of a magnetometer survey of the mineral claims using a base station and a programmable field magnetometer and geological


                                    5 of 27
review of the results of the magnetometer survey. This magnetometer survey would be conducted using a grid pattern. The magnetometer survey would require a visit to the site of the mineral claims. The estimated cost of completion of the second phase of the exploration program is $10,000.

1  Geologist:  9  days  @$400/day                       $2,400
---------------------------------------------------------------

1  Prospector:  9  days  @  $250/day                    $1,500
---------------------------------------------------------------


Food,  lodging  and  camp  costs:  9  days  @$100/day     $600
---------------------------------------------------------------


Transport  costs:  truck  rental  +  gasoline             $700
---------------------------------------------------------------

Magnetometer  rental:  9  days  @  $75/day                $450
---------------------------------------------------------------

Sampling  and  Assay  Costs                               $667
---------------------------------------------------------------

Report  Production                                      $1,000
---------------------------------------------------------------

Administration                                          $1,000
---------------------------------------------------------------

Contingency                                             $1,029

---------------------------------------------------------------


Goods  and  Services  Tax  (G.S.T).                       $654
---------------------------------------------------------------

Total  Phase  2  Budget                                $10,000
---------------------------------------------------------------


The third phase of the exploration program is recommended to be comprised of an induced polarization survey of the mineral claims and a geological review of the results of the induced polarization survey. This survey would use an expanded version of the grid program developed for the magnetometer survey. The induced polarization survey would require a visit to the site of the mineral claims. The estimated cost of completion of the third phase of the exploration program is $120,000.

Line  cutting:  42  km  @  $1200/km  (all  inclusive  price)           $33,600
--------------------------------------------------------------------------------
Induced  polarization survey: 42 km @ $1500/km (all inclusive price)   $42,000
--------------------------------------------------------------------------------
Supervision  and  Engineering                                            $5000
--------------------------------------------------------------------------------
Report  production                                                      $4,000
--------------------------------------------------------------------------------
Environmental  Bond                                                     $2,000
--------------------------------------------------------------------------------
Administration                                                         $11,000
--------------------------------------------------------------------------------
Contingency                                                            $14,552
--------------------------------------------------------------------------------
Goods  and  Services  Tax  (G.S.T.)                                     $7,848
--------------------------------------------------------------------------------
Total  Phase  3  Budget                                               $120,000
--------------------------------------------------------------------------------


This estimated cost of each phase of the exploration program outlined above includes the cost of completing the geological review of the results of each phase and the preparation of a geological report summarizing the results and conclusions of each phase.

The geological review and interpretations required in each phase of the exploration program would be comprised of review of the data acquired from each phase of the exploration program and an analysis of this data to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review would be to determine if there is sufficient indication for the area to host mineralization to warrant additional exploration. Positive results of each phase of the exploration program would be required to justify continuing with the next phase of the exploration program. Such positive results would include the identification of zones of mineralization.

Geological  Exploration  Program

We accepted the recommendations of the geological report and we proceeded in fiscal 2002 with the first phase of the recommended geological exploration program. This initial work program was completed by Mr. Ostler in February 2002 at a cost to us of $5,000. This initial work program included the acquisition of satellite images of the Merry Mineral Claims and a review and analysis of these images by Mr. Ostler.



                                    6 of 27

The completion of this first phase satisfied the requirement under our amended option agreement that we incur $5,000 in exploration expenditures on the Merry Mineral Claims by February 28, 2002.

We have received a geological report summarizing the conclusions and recommendations of the first phase of our exploration program from Mr. Ostler, our consulting geologist. We have reviewed the conclusions and recommendations of Mr. Ostler based on his geological review of the results of the first phase. Mr. Ostler concluded that the first phase of the exploration program indicated that gold mineralization is most likely to be found northwest of the main and north zones identified on the Merry property. Mr. Ostler also concluded that a body of mineralization hosting molybdenum may exist in the southeast portion of the Merry property. Based on these conclusions, Mr. Ostler concluded that the results of the first phase were sufficiently encouraging to justify continuing with the next phase of the previously recommended program.

We have determined that the results of the first phase of exploration are sufficiently positive to warrant proceeding with the second phase of exploration. The budgeted cost of this second phase is $10,000 which is in excess of our current cash and working capital. Accordingly, our ability to proceed to complete this second phase of exploration is contingent upon us achieving additional financing. If we are able to raise the additional financing, we will attempt to complete this phase in the fall of 2002 prior to snowfall. We anticipate that we would engage Mr. Ostler to complete this second phase of exploration.

If we are able to complete the second phase of our exploration program, we will assess whether to proceed to the third phase of the recommended geological exploration program upon completion of an assessment of the results of phase two of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of phase two are sufficiently positive to enable us to achieve the financing necessary for use to proceed with phase two of the exploration program. This assessment will include an assessment of our cash reserves after the completion of phase two and the market for financing of mineral exploration projects at the time of our assessment.

We plan to engage Mr. Ostler, P. Eng. to complete the geological reviews and geological reports associated with both phase two and phase three of the exploration program if we proceed with these phases. As discussed above, the cost of Mr. Ostler of completing his geological review and the required geological reports is included in the budget for each phase of our exploration program.

If we complete all three phases of the exploration program and the results of these efforts are positive, we will still have to undertake an extensive and additional exploration program which might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of these subsequent programs will be significantly more than the costs set forth above for the initial three-phase exploration program.

Should we decide at any time not to proceed to the next phase of the geological work program, we will use our remaining operating capital, if any, to obtain an option or options on other mineral claims. Funds will then be used to conduct mineral exploration activities on those claims. It is likely we will need further financing to pay for that exploration.

Compliance  with  Government  Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of British Columbia. We will be required to obtain work permits from the British Columbia Ministry of Energy Mines and Resources for any exploration work that results in a physical disturbance to the land. We will not be required to obtain a work permit for the first or second phase of our exploration program as this phase will not involve any physical disturbance. We will be required to obtain a work permit if we proceed with the third phase of our exploration program. There is no charge to obtain a work permit under the Mineral Tenure Act. We will need to make the required submission to the Ministry of Energy Mines and Resources, which we will have our consultant geologist prepare on our behalf for a fee. If our exploration program proceeds to any trenching, drilling and bulk-sampling stages, we will be required to post small bonds and file statements of work with the Ministry of Energy Mines and Resources. We will be required


                                    7 of 27
by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. An environmental review is not required under the Environmental Assessment Act of British Columbia to proceed with the recommended exploration program on our mineral claims.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the geological report. As mentioned above, we will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Employees

We  have  no  employees  other  than  our  two  officers.

The services of Mr. Goldsmith are provided to us pursuant to an executive consulting agreement between Mr. Goldsmith and us. We pay Mr. Goldsmith a consulting fee of $750 per month in consideration for his providing management and administration services to us. The consulting fee will increase to $5,000 per month in the event that Mr. Goldsmith is required to spend more than 50% of his business time on our business. The management agreement is for a term commencing July 1, 2001 and expiring on June 30, 2003.

The services of Mr. Robertson are provided to us pursuant to an executive consulting agreement between Mr. Robertson and us. We pay Mr. Robertson a consulting fee of $750 per month in consideration for his providing management and administration services to us. The consulting fee will increase to $5,000 per month in the event that Mr. Robertson is required to spend more than 50% of his business time on our business. The management agreement is for a term commencing July 1, 2001 and expiring on June 30, 2003.

We intend to conduct our business largely through agreements with consultants and arms-length third parties.

Research  and  Development  Expenditures

We have incurred exploration expenditures in the amount of $6,481 since our inception, of which $4,508 was incurred during the year ended June 30, 2002. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We  do  not  have  any  subsidiaries.

Patents  and  Trademarks

We  do  not  own,  either  legally  or  beneficially, any patents or trademarks.


RISK  FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report and in other information we file with the Securities and Exchange Commission before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading


                                    8 of 27
price of our common stock, if any, could decline due to any of these risks, and you may lose all or part of your investment.

If  we  do  not  obtain  additional  financing,  our  business  will  fail

Our current operating funds are less than necessary to complete the exploration of the optioned mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of June 30, 2002, we had cash in the amount of $297. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our optioned mineral claims. We will require additional financing in order to complete the full-recommended exploration program. Phase two and phase three of the recommended exploration program are estimated to cost $130,000. We do not have sufficient funds to pursue our business plan for the next 12 months. We will also require additional financing if the costs of the exploration of our optioned mineral claims are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to obtaining financing when required. Obtaining additional financing would be subject to a number of factors, including the results of our geological exploration, market prices for molybdenum and gold, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we complete a financing through the sale of additional shares of our common stock, shareholders will experience dilution

The most likely source of future financing presently available to us is through the sale of our common stock. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

If we do not conduct mineral exploration on our mineral claims or pay fees in lieu of mineral exploration, our mineral claims will lapse

We must complete mineral exploration work on our Merry Mineral Claims and make filings with the Province of British Columbia regarding the work completed or pay filing fees in lieu of completing work on our claims. If we do not conduct any mineral exploration on our claims or make the required payments in lieu of completing mineral exploration, then our claims will lapse and we will lose all interest that we have in these mineral claims. The expiry dates of our mineral claims are currently July 10, 2006 and July 10, 2007.

If we do not issue the shares and incur the exploration expenditures required for us to exercise our option to acquire an interest in the Merry mineral claims, we will lose our interest in the Merry Mineral Claims and our business may fail

We are obligated to issue additional shares of our common stock and incur exploration expenditures on our optioned mineral claims in order to exercise the option and obtain a 100% interest in the Merry mineral claims. We must issue an additional 50,000 additional shares of our common stock and incur exploration expenditures in the aggregate amount of $135,000 in order to exercise this option. This exploration expenditure requirement includes the requirement to incur exploration expenditures in the amount of $10,000 by December 31, 2002. We will require substantial additional capital to fund the additional exploration expenditures required to enable us to exercise the option. Our current cash reserves of $297 as of June 30, 2002 are not sufficient to enable us to complete these required exploration expenditures without additional financing. If we do not issue the additional shares or incur the exploration expenditures required by the option agreement, we will forfeit our interest in the optioned mineral claims and will have no interest in the optioned mineral claims. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available


                                    9 of 27
to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the optioned mineral claims, then we will have no business assets and there is a substantial risk that our business will fail.

Because we have not commenced business operations, we face a high risk of business failure

We have only recently begun the initial stages of exploration of our optioned mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on May 10, 2001 and to date have been involved primarily in organizational activities, the acquisition of the optioned mineral claims, obtaining a geological report on our mineral claims and the completion of the first phase of our exploration program. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our achieving revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. From our inception to June 30, 2002, our losses totaled $85,115. We recognize that if we are unable to generate significant revenues from the exploration of our optioned mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and this business will fail

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral claims that we have optioned contain commercially exploitable reserves of molybdenum or gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on our optioned mineral properties, we may not be able to successfully obtain commercial production

The optioned mineral claims do not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the Merry Mineral Claims into commercial production. At this time we can provide investors with no assurance that we will be able to obtain such financing.

                                    10 of 27

Because access to our mineral claims is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts

Access to the Merry Mineral Claims is restricted through most of the year due to snow and storms in the area. As a result, any attempt to test or explore the property is largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can have a significant negative effect on our results of operations.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail

Our success will be largely dependent on our ability to hire highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired.
Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Goldsmith, our president, is a geological consultant who provides his services to many companies involved in geological exploration. We have entered into a management consulting agreement that obligates Mr. Goldsmith to provide his services to us on a part-time basis. This agreement, however, provides that Mr. Goldsmith is entitled to pursue other business activities during the term of his consulting agreement, provided that these other activities do not interfere with Mr. Goldsmith's obligations to us. Mr. Goldsmith anticipates spending approximately 15% of his business time on our business activities. If the demands of our business require the full business time of our president, there is no assurance that Mr. Goldsmith will be able to devote sufficient time to the management of our business. In addition, our management consulting agreement with Mr. Goldsmith does not enable us to require that Mr. Goldsmith devote his full business time to our business.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the Mining Act of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program.

If we receive positive results from our exploration program and we determine to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit our proceeding to commercial production

If the results of our geological exploration program indicate commercially exploitable reserves, of which there is no assurance, and we determine to pursue commercial production of our mineral claims, we may be subject to an environmental review process under environmental assessment legislation.

Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.


                                    11 of 27

If a market for our common stock does not develop, shareholders may be unable to sell their shares

There is currently no market for our common stock and we can provide no assurance that a market will develop. We are currently in the process of applying for trading of our common stock on the NASD over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because of the high degree of control that could be exercised by Mr. Goldsmith and Mr. Robertson, investors may find that Mr. Goldsmith and Mr. Robertson may be able to exercise a high degree of influence over our key corporate decisions

Collectively, Mr. Locke Goldsmith and Mr. William Robertson control approximately 45.91% of the outstanding shares of our common stock. They also serve as our only two directors and fill all of our current officer positions. These individuals have tremendous influence and control over our corporation. Accordingly, they have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, The interests of Mr. Goldsmith and Mr. Robertson may differ from the interests of the other stockholders and thus result in corporate decisions with which other stockholders do not agree.

If  a  market  for  our  common  stock develops, our stock price may be volatile

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

          (1)  the  results  of  our  geological  exploration  program;
          (2)  our  ability  or  inability  to  achieve  financing;
          (3)  commodity  prices  for  molybdenum  and  gold;  and
          (4)  conditions  and  trends  in  the  mining  industry.

Further, if our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.


If the selling shareholders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

We have filed a registration statement on Form SB-2 to qualify the sale of 3,529,000 shares of our common stock by the selling shareholders named in the registration statement. The selling shareholders are not restricted in the price they can sell the common stock. Our common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock covered by the registration statement represent 54% of our common shares currently outstanding.

Because our stock is penny stock, shareholders will be limited in their ability to sell their stock

The shares of our common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it


                                    12 of 27
more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Princeton Ventures will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock. See discussion of rules governing penny stocks below under the heading, Item 5. - Market for Common Equity and Related Stockholder Matters - "No Public Market for Common Stock."


ITEM  2.     DESCRIPTION  OF  PROPERTY.

We have an option to acquire a 100% interest in the Merry mineral claims, as described in Item 1. -Description of Business - Merry Mineral Claims Option Agreement. We do not own or lease any property other than our option to acquire an interest in the Merry mineral claims.


ITEM  3.     LEGAL  PROCEEDINGS.

We are not currently a party to any legal proceedings. We are not aware of any legal proceeding threatened against us.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ended June 30, 2002.


                                    13 of 27

                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

No  Public  Market  for  Common  Stock

There is presently no public market for our common stock. We have applied for trading of our common stock on the over the counter bulletin board. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders  of  Common  Stock


As of the date of October 8, 2002, there were 34 registered shareholders of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however,

prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (A) we would not be able to pay our debts as they become due in the usual course of business; or

     (B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.


                                    14 of 27

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent  Sales  of  Unregistered  Securities

We issued 3,000,000 shares of common stock on May 16, 2001 to Mr. Locke B. Goldsmith and Mr. William C. Robertson. Mr. Goldsmith is one of our directors and is our president and chief executive officer. Mr. Goldsmith acquired 1,500,000 shares at a price of $0.001 per share for total proceeds to us of $1,500. Mr. Robertson is one of our directors and is our secretary, treasurer and chief financial officer. Mr. Robertson acquired 1,500,000 shares at a price of $0.001 per share for total proceeds to us of $1,500. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and are restricted shares as defined in the Securities Act.

We issued 5,000 shares of our common stock on May 18, 2001 to Mr. Alan Brent Hemingway as required pursuant to the option agreement entered between Mr. Hemingway and us. The shares were issued pursuant to Regulation S of the Securities Act and appropriate legends were affixed to the stock certificate issued to Mr. Hemingway.

We completed an offering of 3,199,000 shares of our common stock at a price of $0.015 per share to a total of twenty-nine purchasers on June 30, 2001. The total amount we received from this offering was $47,985. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation
S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We completed an offering of 330,000 shares of our common stock at a price of $0.03 per share to a total of two purchasers on July 25, 2001. The total amount we received from this offering was $9,900. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

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

We have received a geological report summarizing the conclusions and recommendations of the first phase of our exploration program from Mr. Ostler,

our consulting geologist. We have reviewed the conclusions and recommendations of Mr. Ostler based on his geological review of the results of the first


                                    15 of 27
phase. We have determined that the results of the first phase of exploration are sufficiently positive to warrant proceeding with the second phase of exploration. The budgeted cost of this second phase is $10,000 which is in excess of our current cash and working capital. We will attempt to raise the funds to complete this second phase through a private placement financing of our common stock. If we are unable to complete a private placement financing, of which there is no assurance, Mr. William Robertson, our chief financial officer and a principal shareholder, has indicated he may advance sufficient funds to enable us to complete the work program as a shareholders loan. If we are able to raise the additional financing, we will attempt to complete this phase in the fall of 2002 prior to snowfall. We anticipate that we would engage Mr. Ostler to complete this second phase of exploration.

If we are able to complete the second phase of our exploration program, we will assess whether to proceed to the third phase of the recommended geological exploration program upon completion of an assessment of the results of phase two of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of phase two are sufficiently positive to enable us to achieve the financing necessary for use to proceed with phase two of the exploration program. This assessment will include an assessment of our cash reserves after the completion of phase two and the market for financing of mineral exploration projects at the time of our assessment. If we determine to proceed with the third phase, it will not be possible to start the third phase until the summer of 2003 at the earliest due to the short snow-free period of access of the mineral claims. The central part of the Merry Mineral Claims is accessible during the snow free months of the year from May until November, with variations from year to year.

We had cash in the amount of $297 as of June 30, 2002 and a working capital deficit of $24,155 as of June 30, 2002. The anticipated cost of the second phase of the exploration program is $10,000. The anticipated cost of the third phase of the exploration program is $120,000. As these anticipated costs are in excess of our current cash reserves and we have a working capital deficit, we will require additional financing in order to proceed with each of phase two and phase three of our exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or a loan from one of our directors, of which there is no assurance. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt financing will not be an alternative for funding additional phases of the exploration program. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months:

1. $10,000 in connection with the completion of the second phase of our recommended geological work program, if we are able to raise the financing required to proceed with this phase;

2. $18,000 for payments to Mr. Locke Goldsmith and Mr. William Robertson under their consulting agreements;

3. $15,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;


We had cash in the amount of $297 as of June 30, 2002 and a working capital deficit of $24,155 as of June 30, 2002. Our total expenditures over the next twelve months are anticipated to be $43,000. Accordingly, we will require additional financing in the minimum amount of approximately $68,000 to fund our operations for the next twelve months.

If we do not complete the exploration expenditures required under the option agreement for the Merry mineral claims, including the completion of exploration expenditures in the amount of $10,000 by December 31, 2002, our option will terminate and we will lose all our rights and interest in the Merry mineral claims. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance


                                    16 of 27
that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Merry mineral claims. If our option lapses, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration.

Results  Of  Operations  for  Year  ended  June  30,  2002

We  did  not  earn  any revenues during the year ended June 30, 2002.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $73,485 for the year ended June 30, 2002. The largest component of our operating expenses were professional fees in the amount of $39,815 during the year ended June 30, 2002 that were incurred in connection with our corporate organization and our filing a registration statement with the Securities and Exchange Commission. We anticipate that our professional fees will remain significant due to our ongoing reporting requirements as a reporting company under the Securities Exchange Act of 1934. We paid consulting fees in the amount of $26,625 during the year ended June 30, 2002. These consulting fees included consulting fees in the amount of $18,000 paid to our two executive officers, Mr. Locke Goldsmith, our chief executive officer, and Mr. William Robertson, our chief financial officer. We incurred exploration expenditures in the amount of $4,508 for the year ended June 30, 2002 in connection with our completion of the first phase of the recommended exploration program on the Merry Mineral Claims

We anticipate that we will not incur increased operating expenses until such time as we achieve the financing required to enable us to pursue further exploration of our optioned mineral property. Our operating expenses will increase if we are able to achieve the required financing and determine to proceed with further exploration.

We incurred a loss of $73,485 for the year ended June 30, 2002. Our loss is entirely attributable to our operating expenses.

Liquidity  and  Capital  Resources

We had cash of $297 as of June 30, 2002 compared to cash of $31,853 as of June 30, 2001. We had a working capital deficit of $24,155 as of June 30, 2002 compared to positive working capital of $39,430 as of June 30, 2001. We obtained a loan in the amount of $8,880 during the year ended June 30, 2002 from Mr. William Robertson, a director and our chief financial officer.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

We will require additional financing in order to enable us to proceed with any further exploration of our mineral claims, as discussed above under Plan of Operations, and to complete the required payments and exploration expenditures to maintain our option. In addition, we anticipate that we will require approximately $68,000 over the next twelve months to pay for our expenses in pursuing our plan of operations, as outlined above, and to fund our working capital deficit. These cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to continue operations. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.


                                    17 of 27

ITEM  7.     FINANCIAL  STATEMENTS.

Index  to  Audited  Financial  Statements  for  the  Year  Ended  June 30, 2002:

1.   Auditors'  Report;

2.   Balance  Sheets  as  at  June  30,  2002  and  2001;

3. Statement of Operations and Deficit for the year ended June 30, 2002, from inception (May 10, 2001) to June 30, 2001 and from inception (May 10, 2001) to June 30, 2002;

4.   Statement  of  Stockholders'  Equity  from  inception  to  June  30,  2002;

5. Statement of Cash Flows for the year ended June 30, 2002, from inception (May 10, 2001) to June 30, 2001 and from inception (May 10, 2001) to June 30, 2002;

6.   Notes  to  Financial  Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  applicable.

                                    18 of 27

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 8, 2002 are as follows:

Directors:


Name  of  Director          Age
----------------------      -----
Locke  B.  Goldsmith         61
William  C.  Robertson       28


Executive  Officers:

Name  of  Officer            Age     Office
--------------------        -----    -------
Locke  B.  Goldsmith         61      President  and Chief Executive Officer
William  C.  Robertson       28      Secretary,  Treasurer  and  Chief
                                     Financial  Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Locke B. Goldsmith is our president and chief executive officer and is a member of our board of directors. Mr. Goldsmith was appointed to our board of directors and as our president and chief executive officer on May 10, 2001.

Mr. Goldsmith is a graduate of the Haileybury School of Mines in Ontario, Canada. Mr. Goldsmith received his B.Sc. (Honours) in Geology from the Michigan Technological University. Mr. Goldsmith receive his M.Sc in Geology from the University of British Columbia, Canada.

Mr. Goldsmith is a registered professional engineer in the Canadian Provinces of Ontario and British Columbia. Mr. Goldsmith is a registered professional geologist with the Province of British Columbia and the States of Oregon, Minnesota and Wisconsin. Mr. Goldsmith is a member of the Society of Economic Geologists, the Geological Society of Canada and the American Institute of Mining and Metallurgical Engineers.

Mr. Goldsmith has been a self-employed mining exploration geologist since 1970. Mr. Goldsmith provides his professional services on a contract and project basis to companies engaged in mineral exploration. Mr. Goldsmith has worked on projects throughout North America, Central America and South America. Mr. Goldsmith has also worked on projects in various countries in Asia, Africa, Australia and Europe.


Mr. Goldsmith spent approximately 10% of his business time on our business during the past calendar year.

Mr. Goldsmith has served as a director and officer of the following public companies during the past five years:

1. Mr. Goldsmith was a director of Osito Ventures Inc. from 1994 to May 1996. Osito Ventures was a public company engaged in the business of mineral exploration whose shares were traded on the Vancouver Stock Exchange.

2. Mr. Goldsmith has been a director of Ameridian Ventures Inc. since October 1997. Mr. Goldsmith was president of Ameridian Ventures from March 1998 to October 1998.

                                    19 of 27

     Ameridian Ventures is a public company engaged in the business of mineral exploration whose shares are traded on the Canadian Venture Exchange.

3. Mr. Goldsmith has been a director of PacCom Ventures Inc. since November 2000. Mr. Goldsmith was president of PacCom Ventures from December 2000 to May 2001. PacCom Ventures is a public company engaged in the business of mineral exploration whose shares are traded on the Canadian Venture Exchange.

Mr.  William  Robertson  is our secretary, treasurer and chief financial officer and is a member of our board of directors. Mr. Robertson was appointed to our board of directors and as our secretary, treasurer and chief financial officer on May 10, 2001. Mr. Robertson was an investment advisor with Canaccord Capital of Vancouver, British Columbia from May 1993 to November 1997. Mr. Robertson was an investment advisor with Southwest Securities from November 1997 to November 1998. Mr. Robertson has been engaged in providing financial consulting services to private and public companies since December 1998 through his private company, Billco Trading Co. Ltd. Mr. Robertson is a director and the president and secretary of Knoway Ventures Inc., a company whose shares were formerly traded on the OTC Bulletin Board. Mr. Robertson joined Knoway Ventures in March 2000. Mr. Robertson was responsible for overseeing the management and financing of an Internet service provider business operated by Knoway Ventures, prior to the decision of Knoway Ventures to stop operating this business. Mr. Robertson was a director and the president of Burrard Technologies Inc., a company whose shares are currently traded on the OTC Bulletin Board from April 2000 to December 2001. Mr. Robertson was responsible for supervising the development of Burrard's computer software development business and assisting in the financing of Burrard's plan of operations.

Mr. Robertson spent approximately 10% of his business time on our business during the past year.

Term  of  Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than the officers and directors described above.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT


Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended June 30, 2002 all such filing requirements applicable to its officers and directors were complied with the exception that reports were filed late by the following persons:

-------------------------------     -------      ---------    ------------------
                                    Number       Transactions Known Failures
                                    Of Late Not  Timely       To File a Required
Name  and  Principal  Position      Reports      Reported     Form
-------------------------------     -------      ---------    ------------------
LOCKE  B.  GOLDSMITH,  Director     One          None         None
President  and  CEO
-------------------------------     -------      ---------    ------------------

                                    20 of 27

ITEM  10.     EXECUTIVE  COMPENSATION.

The following table sets forth certain compensation information as to the following individuals (our "named executive officers") since our inception:

(i)  Mr.  Locke  Goldsmith,  our  chief  executive  officer;  and
(ii) Mr.  William  Robertson,  our  chief  financial  officer.

                        Summary Compensation Table
--------------------------------------------------------------------------------
                          Annual Compensation      Long Term Compensation
                       -------------------------   -----------------------
                                           Other                            All
                                           Annual    Awards       Payouts  Other
                                           Com-   -------------   -------   Com-
                                           pen-   Restricted                pen-
                                           sa-    Stock  Options/   LTIP    sa-
Name        Title      Year Salary   Bonus tion   Awarded SARs*(#)payouts($)tion
----        -----      ---- -------- ----- ------ ------- ------- --------- ----
Locke B.    President, 2002 $9,000     0     0       0       0       0        0
Goldsmith   CEO and    2001     $0     0     0       0       0       0        0
            Director

William C.  Secretary, 2002 $9,000     0     0       0       0       0        0
Robertson   Treasurer, 2001     $0     0     0       0       0       0        0
            CFO and
            Director


STOCK  OPTION  GRANTS

We did not grant any stock options to our named executive officers during our most recent fiscal year ended June 30, 2002. We have also not granted any stock options to our named executive officers since June 30, 2002.


EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No  stock  options  were  exercised  by  our named executive officers during the
financial  year  ended  June 30, 2002.   No stock options have been exercised by
our  named  executive  officers  since  June  30,  2002.


COMPENSATION  AGREEMENTS

The services of Mr. Goldsmith are provided to us pursuant to an executive consulting agreement dated July 1, 2001. Under this agreement, Mr. Goldsmith has supervisory responsibilities for all business, financial and managerial affairs of Princeton Ventures and shall perform such other duties as reasonably assigned by the board of directors. We pay Mr. Goldsmith a consulting fee $750 per month. The fee shall increase to $5,000 per month in the event it becomes necessary for Mr. Goldsmith to devote 50% or more of his business time to fulfil his obligations under the agreement. The term of the agreement is from July 1, 2001, to June 30, 2003.

The services of Mr. Robertson are provided to us pursuant to an executive consulting agreement dated July 1, 2001. Under this agreement, Mr. Robertson has responsibility for ensuring we maintain proper financial and administrative records, supervising the conduct of our financial affairs and coordinating our auditing requirements. We pay Mr. Robertson a consulting fee $750 per month. The fee shall increase to $5,000 per month in the event it becomes necessary for Mr. Robertson to devote 50% or more of his business time to fulfil his obligations under the agreement. The term of the agreement is from July 1, 2001, to June 30, 2003.


                                    21 of 27

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 8, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                   Name and address           Number of Shares   Percentage of
Title of class     of beneficial owner        of Common Stock    Common Stock(1)
------------       -------------------------------------------------------------


Common Stock       LOCKE  B.  GOLDSMITH        1,500,000 shares     22.95%
                   Suite 304 - 595 Howe Street
                   Vancouver, British Columbia
                   Canada  V6K  3M3
                   Director, President and
                   Chief Executive Officer
------------       -------------------------------------------------------------

Common Stock       WILLIAM  C.  ROBERTSON      1,500,000 shares     22.95%
                   Suite 304 - 595 Howe Street
                   Vancouver, British Columbia
                   Canada  V6K  3M3
                   Director,  Secretary,
                   Treasurer  and  Chief
                   Financial  Officer
------------       -------------------------------------------------------------
Common Stock       All Officers and Directors  3,000,000 shares     45.91%
                   as a Group (2 persons)
------------       -------------------------------------------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of October 8, 2002, there were 6,534,000 shares of our common stock issued and outstanding.

================================================================================


CHANGE  IN  CONTROL

We are not aware of any arrangement that might result in a change in control in the future.



ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-    Any  of  our  directors  or  officers;

                                    22 of 27

-    Any  person  proposed  as  a  nominee  for  election  as  a  director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-    Any  of  our  promoters;
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

The services of Mr. Goldsmith are provided to us pursuant to an executive consulting agreement between Mr. Goldsmith and us. We pay Mr. Goldsmith a consulting fee of $750 per month in consideration for his providing management and administration services to us. The consulting fee will increase to $5,000 per month in the event that Mr. Goldsmith is required to spend more than 50% of his business time on our business. The management agreement is for a term commencing July 1, 2001 and expiring on June 30, 2003.

The services of Mr. Robertson are provided to us pursuant to an executive consulting agreement between Mr. Robertson and us. We pay Mr. Robertson a consulting fee of $750 per month in consideration for his providing management and administration services to us. The consulting fee will increase to $5,000 per month in the event that Mr. Robertson is required to spend more than 50% of his business time on our business. The management agreement is for a term commencing July 1, 2001 and expiring on June 30, 2003. We have prepaid Mr. Robertson the amount of $9,000 under this consulting agreement with respect to services to be provided from July 1, 2001 to June 30, 2002.

Mr. William Robertson advanced to us the amount of $8,880 as a shareholder's loan during the year ended June 30, 2002. The loan is unsecured and does not have any fixed terms of repayment.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits

Exhibit
Number    Description
------    --------------------
3.1       Restated  Articles  of  Incorporation*
3.2       Amended  By-Laws*
4.1       Share  Certificate*
10.1 Option Agreement dated May 18, 2001 between the Company and Alan Brent Hemingway*
10.2 Executive Consulting Agreement between the Company and Locke B. Goldsmith dated July 1, 2001*
10.3 Executive Consulting Agreement between the Company and William Robertson dated July 1, 2001*
10.4 Option Amendment Agreement dated November 30, 2001 between the Company and Alan Brent Hemingway**
99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

* Previously filed with the SEC on our Form SB-2 registration statement filed on October 9, 2001
** Previously filed with the SEC on our Form SB-2/A registration statement filed on January 14, 2002
***  Filed  as  an  exhibit  to  this  Annual  Report  on  Form  10-KSB

                                    23 of 27

(b)       Reports  on  Form  8-K.

No Current Reports on Form 8-K were filed during the last quarter of our fiscal year ended June 30, 2002. No Current Reports on Form 8-K have been filed since June 30, 2002.


                                    24 of 27

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)

                                         MORGAN & COMPANY
                                         CHARTERED ACCOUNTANTS



                                AUDITORS' REPORT




To  the  Shareholders
Princeton  Ventures  Inc.
(An  exploration  stage  company)

We have audited the balance sheets of Princeton Ventures Inc. (an exploration stage company) as at June 30, 2002 and 2001, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the year ended June 30, 2002, for the period from May 10, 2001 to June 30, 2001, and for the period from May 10, 2001 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2002 and 2001, and the results of its operations and cash flows for the year ended June 30, 2002, for the period from May 10, 2001 to June 30, 2001, and for the period from May 10, 2001 (date of inception) to June 30, 2002 in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the financial statements, the Company incurred a net loss of $85,115 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.
Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  Canada                                         /s/ Morgan & Company
July  25,  2002                                           Chartered  Accountants



Tel: (604) 687-5841             Member of         P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075               ACPA          Suite 1488-700 West Georgia St.
www.morgan-cas.com             International             Vancouver, B.C. V7Y1A1

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)



----------------------------------------------------
                                      JUNE  30
                                  2002       2001
----------------------------------------------------
ASSETS

Current
  Cash                          $    297   $ 31,853
  Prepaid expenses                     -      9,000
                                ---------  ---------
                                     297     40,853

Mineral Property Interest
 (Note 3)                              -          -
====================================================
                                $    297   $ 40,853

LIABILITIES

Current
  Accounts payable              $ 15,572   $  1,423
  Loans payable                    8,880          -
                                ---------  ---------
                                  24,452      1,423
                                ---------  ---------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
   100,000,000 common shares
    with a par value of
    0.001 per share
   100,000,000 preferred shares
    with a par value
    of $0.001 per share

  Issued:
   6,534,000 common shares
   at June 30, 2002 and
   6,204,000 common shares
   at June 30, 2001                6,534      6,204

  Additional paid-in capital      54,426     44,856

Deficit Accumulated During
The Exploration Stage            (85,115)   (11,630)
                                ---------  ---------

                                 (24,155)    39,430
                                ---------  ---------

                                $    297   $ 40,853
====================================================

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                      STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)



----------------------------------------------------------------

                                             PERIOD      PERIOD
                                             FROM        FROM
                                          INCEPTION    INCEPTION
                                  YEAR       MAY 10      MAY 10
                                  ENDED     2001 TO     2001 TO
                                 JUNE 30    JUNE 30     JUNE 30
                                  2002       2001       2002
----------------------------------------------------------------
Expenses
  Mineral property
   option payments          $        -  $    1,075  $  1,075
  Administrative expense             -       7,962     7,962
  Professional fees             39,815           -    39,815
  Consulting services           26,625           -    26,625
  Transfer fees                  1,255           -     1,255
  Office and sundry              1,282         620     1,902
  Exploration expenses           4,508       1,973     6,481
                            ---------------------------------
Net Loss For The Year           73,485      11,630    85,115

Deficit Accumulated During
The Exploration Stage,
 Beginning Of Year              11,630           -         -
                            ---------------------------------

Deficit Accumulated During
 The Exploration Stage,
End Of Year                 $   85,115  $   11,630  $ 85,115
=============================================================

Basic And Diluted
 Loss Per Share             $     0.01  $     0.01
===================================================

Weighted Average
 Number Of Shares
 Outstanding                 6,511,397   3,087,333
===================================================

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)




----------------------------------------------------------------

                                             PERIOD      PERIOD
                                             FROM        FROM
                                          INCEPTION    INCEPTION
                                  YEAR       MAY 10      MAY 10
                                  ENDED     2001 TO     2001 TO
                                 JUNE 30    JUNE 30     JUNE 30
                                  2002       2001       2002
----------------------------------------------------------------

Cash Flows From Operating
 Activities
  Net loss for the year         $(73,485)  $(11,630)  $(85,115)

Adjustments To Reconcile
Net Loss To Net Cash
 Used By Operating Activities
  Stock issued for other than cash     -         75         75
  Change in prepaid expenses       9,000     (9,000)         -
  Change in accounts payable      14,149      1,423     15,572
                                 --------------------------------
                                 (50,336)   (19,132)   (69,468)
                                 --------------------------------

Cash Flows From Financing
Activities
Issue of share capital             9,900     50,985     60,885
Loans payable                      8,880          -      8,880
                                 --------------------------------

                                  18,780     50,985     69,765
                                 --------------------------------

Increase (Decrease) In Cash      (31,556)    31,853        297

Cash, Beginning Of Year           31,853          -          -
                                 --------------------------------

Cash, End Of Year               $    297   $ 31,853   $    297
=================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING AND INVESTING ACTIVITIES:

Issue Of Share Capital For
Mineral Property Interest       $      -    $    75    $     -
=================================================================


                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)


                                     COMMON STOCK           DEFICIT
                            ----------------------------- ACCUMULATED
                                                            DURING
                            NUMBER OF          ADDITIONAL    THE
                            COMMON     PAR     PAID IN    EXPLORATION
                            SHARES    VALUE    CAPITAL      STAGE    TOTAL
                            ----------------------------------------------
Shares issued for
 cash at $0.001            3,000,000  $3,000  $      -  $      -   $  3,000

Shares issued for
cash at $0.015             3,199,000   3,199    44,786         -     47,985

Shares issued for mineral
property interest              5,000       5        70         -         75

Net loss for the period            -       -         -   (11,630)   (11,630)
                           -------------------------------------------------
Balance, June 30, 2001     6,204,000   6,204    44,856   (11,630)    39,430

Shares issued for
cash at $0.03                330,000     330     9,570         -      9,900

Net loss for the year              -       -         -   (73,485)   (73,485)
                           -------------------------------------------------

Balance, June 30, 2002     6,534,000  $6,534  $ 54,426  $(85,115)  $(24,155)
                           =================================================

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     OPERATIONS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $85,115 for the period from May 16, 2001 (inception) to June 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

e)     Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2001, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


3.     MINERAL  PROPERTY  INTEREST

By an agreement, dated November 30, 2001, as amended, the Company acquired an option to earn a 100% interest in a mineral claim located in British Columbia, Canada.

In  order  to  earn  its  interest,  the  Company  is  required  to:

     i)   pay  $1,000  on  execution  of  the  agreement  (paid);
     ii) issue a total of 55,000 common shares of the Company, comprising 5,000 upon execution of the agreement (issued), and 50,000 upon completion of the third phase of the exploration program or before December 31, 2003;
     iii) incur an aggregate of $135,000 on exploration expenditures, comprising $5,000 by June 30, 2002, $10,000 on or before December 31, 2002, and
          $120,000  on  or  before  December  31,  2003.


4.     CONTINGENCY

     Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



5.     COMMITMENT

On July 1, 2001, the Company entered into consulting agreements with two directors. The agreements provide for payments of $750 per month for each director and expire on June 30, 2003. In the case of each director, the fee will increase to $5,000 per month in the event that they are required to spend 50% or more of their time performing the duties outlined in each agreement.


6.     RELATED  PARTY  TRANSACTIONS

a. During the year ended June 30, 2002, the Company paid $18,000 (2001 - $Nil) in consulting fees to two directors pursuant to the agreements referred to
     Note  5.


b. As at June 30, 2002, loans payable in the amount of $8,880 (2001-$0) were owing to a director.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PRINCETON  VENTURES,  INC.


By:  /s/ LOCKE B. GOLDSMITH
     ___________________________________
     LOCKE B. GOLDSMITH, President and
     Chief Executive Officer Director
     Date:     October  9,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ LOCKE  B.  GOLDSMITH
     ___________________________________
     LOCKE  B.  GOLDSMITH,  President  and
     Chief  Executive  Officer


    (Principal  Executive  Officer)
     Director
     Date:     October  9,  2002


By:  /s/ WILLIAM  C.  ROBERTSON
     ___________________________________
     WILLIAM  C.  ROBERTSON,  Secretary,
     Treasurer and Chief Financial Officer
     (Principal  Financial  Officer  and
     Principal  Accounting  Officer)
     Director
     Date:     October  9,  2002

                                 CERTIFICATIONS

I,  LOCKE  B.  GOLDSMITH,  President  and Chief Executive Officer, certify that;

1. I have reviewed this annual report on Form10-KSB of Princeton Ventures, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date:   October  9,  2002          /s/ LOCKE  B.  GOLDSMITH
                                   ___________________________________
                                   (Signature)

                                   President  and  Chief  Executive  Officer
                                   ___________________________________
                                   (Title)

                                 CERTIFICATIONS

I, WILLIAM C. ROBERTSON, Secretary, Treasurer and Chief Financial Officer, certify that;

1. I have reviewed this annual report on Form10-KSB of Princeton Ventures, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date:   October  9,  2002          /s/ WILLIAM  C.  ROBERTSON
                                   ___________________________________
                                   (Signature)

                                   Secretary,  Treasurer  and  Chief  Financial
Officer
                                   ___________________________________
                                   (Title)