Form 10QSB
period 2002-09-30
PRINCETON VENTURES INC
filed 2002-11-19
CIK 1144130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period                  to


          Commission  File  Number:     000-49698
                                        ---------

                            PRINCETON VENTURES, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                   98  -  0353007
--------------------------------         --------------
(State  or other jurisdiction of         (IRS Employer Identification No.)
incorporation  or  organization)

SUITE  304,  595  HOWE  STREET,
VANCOUVER,  BRITISH  COLUMBIA,  CANADA    V6K  3M3
--------------------------------------    --------
(Address of principal executive offices)  (Zip  Code)

Issuer's  telephone  number,
  including  area  code:                  604-669-2293
                                          ------------

                                 NOT APPLICABLE
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,534,000 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 15, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                             PRINCETON VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                             PRINCETON VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------

                               SEPTEMBER 30     JUNE 30
                                      2002       2002
--------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                              $    249   $    297

MINERAL PROPERTY INTEREST (Note 3)         -          -
                                    --------------------
                                    $    249   $    297
================================================================================

LIABILITIES

CURRENT
  Accounts payable                  $ 14,314   $ 15,572
  Loans payable                       16,530      8,880
                                    --------------------
                                      30,844     24,452
                                    --------------------

SHAREHOLDER'S DEFICIENCY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares
    with a par value of
    $0.001 per share
    100,000,000 preferred shares
    with a par value of
    $0.001 per share

  Issued:
    6,534,000 common shares
    at September 30, 2002 and
   June 30, 2002                       6,534      6,534

  Additional paid-in capital          54,426     54,426

DEFICIT ACCUMULATED DURING
 THE EXPLORATION STAGE               (91,555)   (85,115)
                                    --------------------
                                     (30,595)   (24,155)
                                    --------------------

                                    $    249   $    297
================================================================================


                             PRINCETON VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------

                                                 PERIOD FROM
                                                  INCEPTION
                                                    MAY 10
                              THREE MONTHS ENDED    2001 TO
                                 SEPTEMBER 30     SEPTEMBER 30
                               2002        2001      2002
--------------------------------------------------------------------------------
EXPENSES
  Mineral property option
   payments                 $        -  $        -  $ 1,075
  Administrative expense             -           -    7,962
  Professional fees              1,742      13,878   41,557
  Consulting services            4,500      13,125   31,125
  Transfer fees                      -           -    1,255
  Office and sundry                198       1,203    2,100
  Exploration expenses               -           -    6,481
                             -------------------------------
NET LOSS FOR THE PERIOD          6,440      28,206   91,555

DEFICIT ACCUMULATED DURING
THE EXPLORATION STAGE,
 BEGINNING OF PERIOD            85,115      11,630        -
                             -------------------------------

DEFICIT ACCUMULATED DURING
 THE EXPLORATION STAGE,
END OF PERIOD               $   91,555  $   39,836  $91,555
============================================================
BASIC AND DILUTED
 LOSS PER SHARE             $     0.01  $     0.01
===================================================
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING        6,534,000   6,446,967
===================================================

                             PRINCETON VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------

                                                    PERIOD FROM
                                                     INCEPTION
                                                        MAY 10
                                 THREE MONTHS ENDED     2001 TO
                                     SEPTEMBER 30     SEPTEMBER 30
                                    2002      2001       2002
--------------------------------------------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss for the period         $(6,440)  $(28,206)  $(91,555)

ADJUSTMENTS TO RECONCILE NET
LOSS TO NET CASH USED
BY OPERATING ACTIVITIES
  Stock issued for other than cash      -          -         75
  Change in prepaid expenses            -       (200)         -
  Change in accounts payable       (1,258)     5,829     14,314
                                  ------------------------------
                                   (7,698)   (22,577)   (77,166)
                                  ------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issue of share capital                -          -     60,885
  Loans payable                     7,650      9,900     16,530
                                  ------------------------------

                                    7,650      9,900     77,415
                                  ------------------------------


INCREASE (DECREASE) IN CASH           (48)   (12,677)       249

CASH, BEGINNING OF PERIOD             297     31,853          -
                                  ------------------------------

CASH, END OF PERIOD               $   249   $ 19,176   $    249
================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

ISSUE OF SHARE CAPITAL FOR
MINERAL PROPERTY INTEREST         $     -   $      -   $     75
================================================================


                             PRINCETON VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)








                                                          DEFICIT
                             COMMON STOCK                 ACCUMU-
                           ------------------------------ LATED
                           NUMBER OF          ADDITIONAL  DURING THE
                            COMMON     PAR     PAID IN    EXPLORATION
                            SHARES    VALUE   CAPITAL     STAGE      TOTAL
                           -------------------------------------------------
Shares issued for
 cash at $0.001            3,000,000  $3,000  $      -  $      -   $  3,000

Shares issued for
 cash at $0.015            3,199,000   3,199    44,786         -     47,985

Shares issued for
 mineral property interest     5,000       5        70         -         75

Net loss for
 the period                        -       -         -   (11,630)   (11,630)
                           -------------------------------------------------

Balance,
 June 30, 2001             6,204,000   6,204    44,856   (11,630)    39,430

Shares issued for
 cash at $0.03               330,000     330     9,570         -      9,900

Net loss for
 the year                          -       -         -   (73,485)   (73,485)
                           -------------------------------------------------

Balance,
 June 30, 2002             6,534,000   6,534    54,426   (85,115)   (24,155)

Net loss for
 the period                        -       -         -    (6,440)    (6,440)
                           -------------------------------------------------

Balance,
 September 30, 2002        6,534,000  $6,534  $ 54,426  $(91,555)  $(30,595)
                           =================================================


                             PRINCETON VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

As shown in the accompanying financial statements, the Company has incurred a net loss of $91,555 for the period from May 16, 2001 (inception) to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                             PRINCETON VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                             PRINCETON VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                             PRINCETON VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



5.     COMMITMENT

On July 1, 2001, the Company entered into consulting agreements with two directors. The agreements provide for payments of $750 per month for each director and expire on June 30, 2003. In the case of each director, the fee will increase to $5,000 per month in the event that they are required to spend 50% or more of their time performing the duties outlined in each agreement.


6.     RELATED  PARTY  TRANSACTIONS

     a) During the period ended September 30, 2002, the Company paid $4,500 (2001 - $4,500) in consulting fees to two directors pursuant to the agreements referred to Note 5.

     b)   As at September 30, 2002, loans payable in the amount of $16,530 (2001
          -  $0)  were  owing  to  a  director.

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

We have received a geological report summarizing the conclusions and recommendations of the first phase of our exploration program from Mr. Ostler, our consulting geologist. We have reviewed the conclusions and recommendations of Mr. Ostler based on his geological review of the results of the first phase. We have determined that the results of the first phase of exploration are sufficiently positive to warrant proceeding with the second phase of exploration. The budgeted cost of this second phase is $10,000 which is in excess of our current cash and working capital. We will attempt to raise the funds to complete this second phase through a private placement financing of our common stock. If we are unable to complete a private placement financing, of which there is no assurance, Mr. William Robertson, our chief financial officer and a principal shareholder, has indicated he may advance sufficient funds to enable us to complete the work program as a shareholders loan. If we are able to raise the additional financing, we will attempt to complete this phase in 2002 prior to snowfall. We anticipate that we would engage Mr. Ostler to complete this second phase of exploration.

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

We had cash in the amount of $249 as of September 30, 2002 and a working capital deficit of $30,595 as of September 30, 2002. The anticipated cost of the second phase of the exploration program is $10,000. The anticipated cost of the third phase of the exploration program is $120,000. As these anticipated costs are in excess of our current cash reserves and we have a working capital deficit, we will require additional financing in order to proceed with each of phase two and phase three of our exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or a loan from one of our directors, of which there is no assurance. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt financing will not be an alternative for funding additional phases of the exploration program. We do not have any arrangements in place for any future equity financing.

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

We had cash in the amount of $249 as of September 30, 2002 and a working capital deficit of $30,595 as of September 30, 2002. Our total expenditures over the next twelve months are anticipated to be $43,000. Accordingly, we will require additional financing in the minimum amount of approximately $68,000 to fund our operations for the next twelve months.

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

RESULTS  OF  OPERATIONS  FOR  THREE  MONTHS  ENDED  SEPTEMBER  30,  2002

We did not earn any revenues during the three months ended September 30, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $6,440 for the three months ended September 30, 2002. The largest component of our operating expenses were consulting fees in the amount of $4,500. These consulting fees included consulting fees in the amount of $18,000 paid to our two executive officers, Mr. Locke Goldsmith, our chief executive officer, and Mr. William Robertson, our chief financial officer. We paid professional fees in the amount of $1,742 during the three months ended September 30, 2002 that were incurred in connection with our ongoing reporting requirements as a reporting company under the Securities Exchange Act of 1934. We did not incur any exploration expenditures for the three months ended September 30, 2002.

We anticipate that we will not incur increased operating expenses until such time as we achieve the financing required to enable us to pursue further exploration of our optioned mineral property. Our operating expenses will increase if we are able to achieve the required financing and determine to proceed with further exploration.

We incurred a loss of $6,440 for the three months ended September 30, 2002. Our loss is entirely attributable to our operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $249 as of September 30, 2002 compared to cash of $297 as of June 30, 2002. We had a working capital deficit of $30,595 as of September 30, 2002 compared to working capital deficit of $24,115 as of June 30, 2002. We obtained a loan in the amount of $8,880 during the three months ended September 30, 2002 from Mr. William Robertson, a director and our chief financial officer. As of September 30, 2002, loans from Mr. Robertson were outstanding in the amount of $16,530.

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

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Locke Goldsmith and our Chief Financial Officer, Mr. William Robertson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  2.     CHANGES  IN  SECURITIES

We did not complete any sales of our common stock during our fiscal quarter ended September 30, 2002.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ending September 30, 2002.


ITEM  5.     OTHER  INFORMATION

None


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

                ----------------------------------------------------------------
EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT
--------------  ----------------------------------------------------------------
99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002 and we have not filed any Current Reports on Form 8-K since
September  30,  2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     November  19,  2002


PRINCETON  VENTURES,  INC.



By:  /s/ Locke  Goldsmith
     ___________________________________
     Locke  Goldsmith,  President  and  Chief  Executive  Officer
     (Principal  Executive  Officer)
     Date:     November  19,  2002


By:  /s/ William Robertson
     ___________________________________
     William Robertson, Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
     Date:     November  19,  2002

                                 CERTIFICATIONS

I, LOCKE GOLDSMITH, Chief Executive Officer of Princeton Ventures, Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Princeton Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November  19, 2002         /s/ LOCKE  GOLDSMITH
                                   ___________________________________
                                   (Signature)

                                   PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER
                             ___________________________________
                                   (Title)

                                 CERTIFICATIONS

I, WILLIAM ROBERTSON, Chief Financial Officer of Princeton Ventures, Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Princeton Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November  19, 2002   /s/ WILLIAM  ROBERTSON
                             ___________________________________
                                   (Signature)

                                   CHIEF  FINANCIAL  OFFICER
                             ___________________________________
                                   (Title)