Form 10QSB
period 2002-12-31
PRINCETON VENTURES INC
filed 2003-02-19
CIK 1144130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  quarterly  period  ended  December  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  transition  period           to


          Commission  File  Number:     000-49698
                                        ---------

                            PRINCETON VENTURES, INC.

          (Exact name of small Business Issuer as specified in its charter)

Nevada                                      98  -  0353007
--------------------------------            --------------------------------
(State  or other jurisdiction of            (IRS Employer Identification No.)
incorporation  or  organization)

Suite  304,  595  Howe  Street,
Vancouver,  British  Columbia,  Canada      V6K  3M3
--------------------------------------      ---------
 (Address of principal executive offices)   (Zip  Code)

Issuer's telephone number, including area code:     604-669-2293
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,534,000 Shares of $.001 par value Common Stock outstanding as of February 18, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item  1.     Financial  Statements

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-----------------------------------------------------------
                                     DECEMBER 31  JUNE 30
                                         2002       2002
-----------------------------------------------------------

ASSETS
Current
  Cash                                 $    217   $    297
                                       --------------------
Mineral Property Interest (Note 3)            -          -

                                       $    217   $    297
===========================================================
LIABILITIES

Current
  Accounts payable                     $ 17,684   $ 15,572
  Loans payable                          21,030      8,880
                                       --------------------
                                         38,714     24,452
                                       --------------------
SHAREHOLDER'S DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares
     with a par value of
     $0.001 per share
    100,000,000 preferred shares
     with a par value of
     0.001 per share

  Issued:
    6,534,000 common shares at
    December 31, 2002 and
    June 30, 2002                         6,534      6,534

  Additional paid-in capital             54,426     54,426

Deficit Accumulated During
The Exploration Stage                   (99,457)   (85,115)
                                       --------------------
                                        (38,497)   (24,155)
                                       --------------------
                                       $    217   $    297
===========================================================

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-------------------------------------------------------------------------------------
                                                                     PERIOD FROM
                                                                       INCEPTION
                                                                          MAY 10
                          THREE MONTHS ENDED        SIX MONTHS ENDED     2001 TO
                               DECEMBER 31             DECEMBER 31   DECEMBER 31
                             2002        2001        2002        2001       2002
-------------------------------------------------------------------------------------
Expenses
  Mineral property
   option payments          $        -  $        -  $        -  $        -  $ 1,075
  Administrative expense             -           -           -           -    7,962
  Professional fees              3,345       7,969       5,087      21,847   44,902
  Consulting services            4,500       4,500       9,000      17,625   35,625
  Transfer fees                     25       1,255          25       1,255    1,280
  Office and sundry                 32          46         230       1,249    2,132
  Exploration expenses               -           -           -           -    6,481
                            ---------------------------------------------------------
Net Loss
 For The Period                  7,902      13,770      14,342      41,976   99,457

Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period            91,555      39,836      85,115      11,630        -
                            ---------------------------------------------------------
Deficit Accumulated During
 The Exploration Stage,
 End Of Period              $   99,457  $   53,606  $   99,457  $   53,606  $99,457
====================================================================================

Basic And Diluted
 Loss Per Share             $     0.01  $     0.01  $     0.01  $     0.01
===========================================================================

Weighted Average Number
Of Shares Outstanding        6,534,000   6,489,163   6,534,000   6,446,967
===========================================================================

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




------------------------------------------------------------------------------------------
                                                                            PERIOD FROM
                                                                              INCEPTION
                                                                                MAY 10
                                      THREE MONTHS ENDED   SIX MONTHS ENDED     2001 TO
                                         DECEMBER 31          DECEMBER 31     DECEMBER 31
                                       2002      2001       2002       2001       2002
------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period             $(7,902)  $(13,770)  $(14,342)  $(41,976)  $(99,457)

Adjustments To Reconcile
 Net Loss To Net
 Cash Used By
Operating Activities
  Stock issued for
   other than cash                          -          -          -          -         75
  Change in prepaid expenses                -      2,250          -      2,050          -
  Change in accounts payable            3,370     (3,280)     2,112      2,549     17,684
                                      ----------------------------------------------------
                                       (4,532)   (14,800)   (12,230)   (37,377)   (81,698)
------------------------------------------------------------------------------------------
Cash Flows From
 Financing Activities
  Issue of share capital                    -          -          -      9,900     60,885
  Loans payable                         4,500          -     12,150          -     21,030
                                        4,500          -     12,150      9,900     81,915
------------------------------------------------------------------------------------------
Increase
 (Decrease) In Cash                       (32)   (14,800)       (80)   (27,477)       217

Cash,
 Beginning Of Period                      249     19,176        297     31,853          -
------------------------------------------------------------------------------------------
Cash,
 End Of Period                        $   217   $  4,376   $    217   $  4,376   $    217
==========================================================================================
Supplemental
Disclosure Of
 Non-Cash Financing
 And Investing Activities
  Issue of share capital for
   mineral property interest          $     -   $      -   $      -   $      -   $     75
==========================================================================================

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                    COMMON STOCK           DEFICIT
                           ------------------------------  ACCUMULATED
                             NUMBER OF        ADDITIONAL   DURING THE
                             COMMON   PAR     PAID IN      EXPLORATION
                             SHARES   VALUE   CAPITAL      STAGE       TOTAL
                           --------------------------------------------------
Shares issued for
 cash at $0.001            3,000,000  $3,000  $      -  $      -   $  3,000

Shares issued for
 cash at $0.015            3,199,000   3,199    44,786         -     47,985

Shares issued for
 mineral property interest     5,000       5        70         -         75

Net loss for
 the period                        -       -         -   (11,630)   (11,630)
                           --------------------------------------------------

Balance,
 June 30, 2001             6,204,000   6,204    44,856   (11,630)    39,430

Shares issued for
 cash at $0.03               330,000     330     9,570         -      9,900

Net loss for
 the year                          -       -         -   (73,485)   (73,485)
                           --------------------------------------------------

Balance,
 June 30, 2002             6,534,000   6,534    54,426   (85,115)   (24,155)

Net loss for
 the period                        -       -         -   (14,342)   (14,342)
                           --------------------------------------------------

Balance,
 December 31, 2002         6,534,000  $6,534  $ 54,426  $(99,457)  $(38,497)
                           ==================================================


                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

As shown in the accompanying financial statements, the Company has incurred a net loss of $99,457 for the period from May 16, 2001 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

In  order  to  earn  its  interest,  the  Company  is  required  to:

i)   pay  $1,000  on  execution  of  the  agreement  (paid);
ii) issue a total of 55,000 common shares of the Company, comprising 5,000 upon execution of the agreement (issued), and 50,000 upon completion of the third phase of the exploration program or before November 30, 2003;
iii) incur an aggregate of $135,000 on exploration expenditures, comprising $5,000 by March 31, 2002, $10,000 on or before June 30, 2003, and $120,000 on  or  before  November  30,  2003.


4.     CONTINGENCY

Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.     COMMITMENT

On July 1, 2001, the Company entered into consulting agreements with two directors. The agreements provide for payments of $750 per month for each director and expire on June 30, 2003. In the case of each director, the fee will increase to $5,000 per month in the event that they are required to spend 50% or more of their time performing the duties outlined in each agreement.


6.     RELATED  PARTY  TRANSACTIONS

a)     During  the period ended December 31, 2002, the Company paid $9,000 (2001
- $9,000) in consulting fees to two directors pursuant to the agreements referred to Note 5.

b) As at December 31, 2002, loans payable in the amount of $21,530 (2001 - $0) were owing to a director.

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

Merry  Mineral  Claims  Option  Agreement

We purchased the option to acquire a 100% interest in the Merry mineral claims pursuant to an agreement dated May 18, 2001 between Mr. Alan Brent Hemingway and us. Mr. Hemingway is the owner of the Merry mineral claims. This option agreement was amended on November 30, 2001 in order to give us additional time in which to complete the exploration expenditures on the Merry mineral claims. This option agreement was further amended on December 20, 2002 in order to give us additional time to complete the second and third phases of the recommended exploration program.

We are entitled to exercise the option to acquire the 100% interest in the Merry mineral claims by:

(A) incurring an aggregate of $135,000 of property exploration expenditures on the Merry mineral claims within the following periods:

     (1)  $5,000  on  or  before  March  31,  2002;
     (2)  a  further  $10,000.00  on  or  before  June  30,  2003;
     (3)  a  further  $120,000.00  on  or  before  November  30,  2003;

(B) issuing to Mr. Hemingway 50,000 shares of our common stock upon the completion of the third phase of the exploration program on the Merry mineral claims on or before November 30, 2003.

We have satisfied the initial $5,000 exploration expenditure requirement due by February 28, 2002 by completing the initial phase of the recommended work program on the Merry mineral claims. We have not to date satisfied the $10,000 exploration expenditure requirement to be completed by June 30, 2003.

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

We have received a geological report summarizing the conclusions and recommendations of the first phase of our exploration program from Mr. Ostler, our consulting geologist. We have reviewed the conclusions and recommendations of Mr. Ostler based on his geological review of the results of the first phase. We have determined that the results of the first phase of exploration are sufficiently positive to warrant proceeding with the second phase of exploration. The budgeted cost of this second phase is $10,000 which is in excess of our current cash and working capital. We will attempt to raise the funds to complete this second phase through a private placement financing of our common stock. If we are unable to complete a private placement financing, of which there is no assurance, Mr. William Robertson, our chief financial officer and a principal shareholder, has indicated he may advance sufficient funds to enable us to complete the work program as a shareholders loan. If we are able to raise the additional financing, this phase will not commence until Spring 2003 due to the presence of snow coverage on the property. We anticipate that we would engage Mr. Ostler to complete this second phase of exploration. The central part of the Merry Mineral Claims is accessible during the snow free months of the year from May until November, with variations from year to year.

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

We had cash in the amount of $217 as of December 31, 2002 and a working capital deficit of $38,497 as of December 31, 2002. The anticipated cost of the second phase of the exploration program is $10,000. The anticipated cost of the third phase of the exploration program is $120,000. As these anticipated costs are in excess of our current cash reserves and we have a working capital deficit, we will require additional financing in order to proceed with each of phase two and phase three of our exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or a loan from one of our directors, of which there is no assurance. In addition, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt financing will not be an alternative for funding additional phases of the exploration program. We do not have any arrangements in place for any future equity financing.

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

We had cash in the amount of $217 as of December 31, 2002 and a working capital deficit of $38,497 as of December 31, 2002. Our total expenditures over the next twelve months are anticipated to be $43,000. Accordingly, we will require additional financing in the minimum amount of approximately $82,000 to fund our operations for the next twelve months and to pay our working capital deficit.

If we do not complete the exploration expenditures required under the option agreement for the Merry mineral claims, including the completion of exploration expenditures in the amount of $10,000 by June 30, 2003, our option will terminate and we will lose all our rights and interest in the Merry mineral claims. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Merry mineral claims. If our option lapses, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration.

Results  Of  Operations  for  the  Six  months  ended  December  31,  2002

We did not earn any revenues during the six months ended December 31, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $14,342 for the six months ended December 31, 2002, compared to $44,976 for the six months ended December 31, 2001. The largest component of our operating expenses were consulting fees in the amount of $9,000. These consulting fees included consulting fees in the amount of $4,500 each paid to our two executive officers, Mr. Locke Goldsmith, our chief executive officer, and Mr. William Robertson, our chief financial officer. We paid professional fees in the amount of $5,087 during the six months ended December 31, 2002, compared to $21,847 for the six months ended December 31, 2001. These professional fees were incurred in connection with our ongoing reporting requirements as a reporting company under the Securities Exchange Act of 1934. We did not incur any exploration expenditures for the six months ended December 31, 2002 due to our lack of financing.

We anticipate that we will not incur increased operating expenses until such time as we achieve the financing required to enable us to pursue further exploration of our optioned mineral property. Our operating expenses will increase if we are able to achieve the required financing and determine to proceed with further exploration.

We incurred a loss of $14,342 for the six months ended December 31, 2002, compared to $41,976 for the six months ended December 31, 2001. Our losses are entirely attributable to our operating expenses.

Liquidity  and  Capital  Resources

We had cash of $217 as of December 31, 2002 compared to cash of $297 as of June 30, 2002. We had a working capital deficit of $38,497 as of December 31, 2002 compared to working capital deficit of $24,115 as of June 30, 2002. We obtained a loan in the amount of $12,150 during the six months ended December 31, 2002 from Mr. William Robertson, a director and our chief financial officer, to fund our operating expenses. As of December 31, 2002, loans from Mr. Robertson were outstanding in the amount of $21,530.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

We will require additional financing in order to enable us to proceed with any further exploration of our mineral claims, as discussed above under Plan of Operations, and to complete the required payments and exploration expenditures to maintain our option. In addition, we anticipate that we will require approximately $82,000 over the next twelve months to pay for our expenses in pursuing our plan of operations, as outlined above, and to fund our working capital deficit. These cash requirements are in excess of our current cash resources. Accordingly, we will require additional financing in order to continue operations. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.

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


Item  2.     Changes  in  Securities

We did not complete any sales of our common stock during our fiscal quarter ended December 31, 2002.


Item  3.     Defaults  upon  Senior  Securities

None


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending December 31, 2002.


Item  5.     Other  Information

None


Item  6.     Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit
Number     Description of Exhibit
------
10.1 Option Amendment Agreement between the Company and Mr. Alan Brent Hemingway dated December 20, 2002(1)
99.1 Certification  of Chief Executive Officer pursuant to pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) 99.2 Certification of Chief Financial Officer pursuant to pursuant to  18  U.S.C.  Section  1350,  as  adopted  pursuant to Section 906 of the
     Sarbanes-Oxley  Act  of  2002  (1)


(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2002 and we have not filed any Current Reports on Form 8-K since
December  31,  2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     February  18,  2003


PRINCETON  VENTURES,  INC.



By:  /s/ Locke  Goldsmith
     ___________________________________
     Locke  Goldsmith,  President  and
     Chief  Executive  Officer
     (Principal  Executive  Officer)
     Date:     February  18,  2003


By:  /s/ William  Robertson
     ___________________________________
     William  Robertson,  Secretary  and
     Chief  Financial  Officer
     (Principal  Financial  Officer  and
     Principal  Accounting  Officer)
     Date:     February  18,  2003

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


Date:  February  18,  2003   /s/ LOCKE  GOLDSMITH
                             ___________________________________
                                   (Signature)

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


Date:  February  18,  2003   /s/ William  Robertson
                             ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer
                             ___________________________________
                                   (Title)