Form 10QSB
period 2003-03-31
PRINCETON VENTURES INC
filed 2003-05-05
CIK 1144130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  quarterly  period  ended  March 31, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  transition  period           to


          Commission  File  Number:     000-49698
                                        ---------

                            PRINCETON VENTURES, INC.

          (Exact name of small Business Issuer as specified in its charter)

            Nevada                                 98 - 0353007
--------------------------------            --------------------------------
(State  or other jurisdiction of            (IRS Employer Identification No.)
incorporation  or  organization)

Suite  502,  595  Howe  Street,
Vancouver,  British  Columbia,  Canada      V6C 2T5
--------------------------------------      ---------
 (Address of principal executive offices)   (Zip  Code)

Issuer's telephone number, including area code:     604-669-2293
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

                      6,534,000 Shares of $.001 par value
           Common  Stock  outstanding  as  of  March 31,  2003.

                         PART 1 - FINANCIAL INFORMATION

Item  1.     Financial  Statements

                             PRINCETON VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             PRINCETON VENTURES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-----------------------------------------------------------
                                        MARCH 31    JUNE 30
                                          2003        2002
-----------------------------------------------------------

ASSETS
Current
  Cash                                 $    248   $    297
                                       --------------------
Mineral Property Interest (Note 3)            -          -

                                       $    248   $    297
===========================================================
LIABILITIES

Current
  Accounts payable                     $ 22,349   $ 15,572
  Loans payable                          25,580      8,880
                                       --------------------
                                         47,929     24,452
                                       --------------------
SHAREHOLDER'S DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares
     with a par value of
     $0.001 per share
    100,000,000 preferred shares
     with a par value of
     0.001 per share

  Issued:
    6,534,000 common shares at
    March 31, 2003 and
    June 30, 2002                         6,534      6,534

  Additional paid-in capital             54,426     54,426

Deficit Accumulated During
The Exploration Stage                  (108,641)   (85,115)
                                       --------------------
                                        (47,681)   (24,155)
                                       --------------------
                                       $    248   $    297
===========================================================

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-----------------------------------------------------------------------------------
                                                                          PERIOD FROM
                                                                            INCEPTION
                                                                               MAY 10
                           THREE MONTHS ENDED        NINE MONTHS ENDED        2001 TO
                               MARCH 31                  MARCH 31            MARCH 31
                             2003        2002        2003        2002            2003
-----------------------------------------------------------------------------------
Expenses
  Mineral property
   option payments          $        -  $        -  $        -  $        -  $   1,075
  Administrative expense             -           -           -           -      7,962
  Professional fees              3,949      13,647       9,036      35,494     48,851
  Consulting services            4,500       4,500      13,500      22,125     40,125
  Transfer and Filing fees         349           -         374       1,255      1,509
  Office and sundry                386          16         616       1,265      2,638
  Exploration expenses               -       4,500           -           -      6,481
                            ---------------------------------------------------------
Net Loss
 For The Period                  9,184      22,663      23,526      64,639    108,641

Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period            99,457      53,606      85,115      11,630          -
                            ---------------------------------------------------------
Deficit Accumulated During
 The Exploration Stage,
 End Of Period              $  108,641  $   76,269  $  108,641  $   76,269  $ 108,641
=====================================================================================

Basic and Diluted
 Loss Per Share             $     0.01  $     0.01  $     0.01  $     0.01
===========================================================================

Weighted Average Number
Of Shares Outstanding        6,534,000   6,503,891   6,534,000   6,503,891
===========================================================================

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




-----------------------------------------------------------------------------------------
-
                                                                             PERIOD FROM
                                                                               INCEPTION
                                                                                  MAY 10
                                      THREE MONTHS ENDED   NINE MONTHS ENDED     2001 TO
                                           MARCH 31              MARCH 31       MARCH 31
                                       2003      2002       2003      2002         2003
-----------------------------------------------------------------------------------------
-

Cash Flows From Operating Activities
  Net loss for the period             $(9,184)  $(22,663)  $(23,526) $(64,639) $(108,641)

Adjustments To Reconcile
 Net Loss to Net Cash Used By
 Operating Activities Stock issued
 For other than cash:                       -          -          -         -         75
  Change in prepaid expenses                -      2,250          -     4,300          -
  Change in accounts payable            4,665     16,279       6,777   18,828     22,349
                                     ----------------------------------------------------
                                       (4,519)    (4,134)    (16,749) (41,511)   (86,217)
-----------------------------------------------------------------------------------------
Cash Flows From
 Financing Activities
  Issue of share capital                    -          -          -     9,900      60,885
  Loans payable                         4,550          -     16,700         -      25,580
                                     ----------------------------------------------------
                                        4,550          -     16,700     9,900      86,465
-----------------------------------------------------------------------------------------
Increase
 (Decrease) In Cash                        31     (4,134)       (49)  (31,611)        248

Cash,
 Beginning Of Period                      217      4,376        297    31,853           -
-----------------------------------------------------------------------------------------
Cash,
 End Of Period                        $   248   $    242   $    248  $    242    $    248
=========================================================================================
Supplemental
Disclosure Of
 Non-Cash Financing
 And Investing Activities
  Issue of share capital for
   mineral property interest          $     -   $      -   $      -   $      -   $     75
=========================================================================================

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                  MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                    COMMON STOCK           DEFICIT
                           ------------------------------  ACCUMULATED
                             NUMBER OF        ADDITIONAL   DURING THE
                             COMMON   PAR     PAID IN      EXPLORATION
                             SHARES   VALUE   CAPITAL      STAGE       TOTAL
                           --------------------------------------------------
Shares issued for
 cash at $0.001            3,000,000  $3,000  $      -  $      -   $  3,000

Shares issued for
 cash at $0.015            3,199,000   3,199    44,786         -     47,985

Shares issued for
 mineral property interest     5,000       5        70         -         75

Net loss for
 the period                        -       -         -   (11,630)   (11,630)
                           --------------------------------------------------

Balance,
 June 30, 2001             6,204,000   6,204    44,856   (11,630)    39,430

Shares issued for
 cash at $0.03               330,000     330     9,570         -      9,900

Net loss for
 the year                          -       -         -   (73,485)   (73,485)
                           --------------------------------------------------

Balance,
 June 30, 2002             6,534,000   6,534    54,426   (85,115)   (24,155)

Net loss for
 the period                        -       -         -   (23,526)   (23,526)
                           --------------------------------------------------

Balance,
 March 31, 2003            6,534,000  $6,534  $ 54,426  $(108,641)  $(47,681)
                           ==================================================


                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     OPERATIONS

Organization

The  Company  was  incorporated in the State of Nevada, U.S.A., on May 10,
2001.

Exploration  Stage  Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $108,641 for the period from May 10, 2001 (inception) to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                             PRINCETON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.     COMMITMENT

On July 1, 2001, the Company entered into consulting agreements with two directors. The agreements provide for payments of $750 per month for each director and expire on June 30, 2003. In the case of each director, the fee will increase to $5,000 per month in the event that they are required to spend 50% or more of their time performing the duties outlined in each agreement.


6.     RELATED  PARTY  TRANSACTIONS

a) During  the period ended March 31, 2003, the Company paid $13,500
      (2002 - $13,500) in consulting fees to two directors pursuant to the agreements referred to Note 5.

b) As  at  March 31, 2003, loans payable in the amount of $25,580
      (2002 - $8,880)  were  owing  to  two  directors.

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


PLAN OF OPERATIONS

Princeton Ventures Inc. was incorporated on May 10, 2001 under the laws of the State of Nevada. Our objective is to conduct mineral exploration activities on the Merry mineral claim in order to assess whether the Merry mineral claim possess commercially exploitable reserves of molybdenum or gold. We have not, as yet, identified any commercially exploitable reserves. Our proposed exploration program is designed to search for commercially exploitable deposits. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claim.

We have completed phase one of our recommended exploration program and
We have determined that the results of the first phase of exploration are sufficiently positive to warrant proceeding with the second phase of exploration. The budgeted cost of this second phase is $10,000 which is in excess of our current cash and working capital. We will attempt to raise the funds to complete this second phase through a private placement financing of our common stock. If we are unable to complete a private placement financing, of which there is no assurance, Mr. William Robertson, our chief financial officer and a principal shareholder, has indicated he may advance sufficient funds to enable us to complete the work program as a shareholders loan. If we are able to raise the additional financing, this phase will not commence until Spring 2003 due to the presence of snow coverage on the property. We anticipate that we would engage Mr. Ostler to complete this second phase of exploration. The central part of the Merry Mineral Claims is accessible during the snow free months of the year from May until November, with variations from year to year.

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

As of March 31, 2003, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. As a result, our operations have been inactive. Our cash position as of march 31, 2003 was $248. Since inception, we have recognized no revenue. We have accumulated operating losses of $108,641 and we have a working capital deficiency of $47,681. In order to satisfy our ongoing expenses, William Robertson, Secretary and Treasure, has loaned us a total of $18,830, and Locke Goldsmith, President and CEO, has loaned us a total of $6,750 since inception.

Over the past twelve months, we have experienced difficulties in obtaining financing for our business for the purposes of conducting mineral exploration activities on the Merry mineral claim. Because of these difficulties, during this past quarter we have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in other mineral properties or other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will achieve commercialization or that we will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, our plan
 of  operations   for   the   next  12  months  will  also  include  further
investigation of forming partnerships with other entities and researching other business opportunities.

In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan for the development of the Merry mineral claim and that our business may fail if another business opportunity does not present itself. Accordingly, our financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern.

In order to explore other business opportunities and pursue our existing business plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company. We anticipate that if we are successful in raising additional capital, the financing would be an equity financing through the sale of our common stock. This financing would cause existing shareholders to experience dilution of their interest in our company.

In order to pursue the following plan of operations, we will need to raise approximately $43,000 over the next twelve months. If we are unable to raise such capital, we will need to explore other alternatives as mentioned above.

Our plan of operations for the next twelve months, subject to our obtaining financing, is as follows:

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

We anticipate that we will not incur increased operating expenses until such time as we achieve the financing required to enable us to pursue further exploration of our optioned mineral property. Our operating expenses will increase if we are able to achieve the required financing and determine to proceed with further exploration. We will need to seek additional funding in the near future and to explore potential business opportunities with third parties to secure new sources of revenue. We currently do not have a specific plan of how we will obtain such additional funding. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding or that we will be successful in securing new revenue through potential business opportunities. We believe that debt financing will not be an alternative funding source.


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


Item  2.     Changes  in  Securities

We did not complete any sales of our common stock during our fiscal quarter ended March 31, 2003.


Item  3.     Defaults  upon  Senior  Securities

None


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2003.


Item  5.     Other  Information

None


Item  6.     Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit
Number     Description of Exhibit
------
99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)


(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003 and we have not filed any Current Reports on Form 8-K since March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     May 1,  2003


PRINCETON  VENTURES,  INC.



By:  /s/ Locke  Goldsmith
     ___________________________________
     Locke  Goldsmith,  President  and
     Chief  Executive  Officer
     (Principal  Executive  Officer)
     Date:     February  18,  2003


By:  /s/ William  Robertson
     ___________________________________
     William  Robertson,  Secretary  and
     Chief  Financial  Officer
     (Principal  Financial  Officer  and
     Principal  Accounting  Officer)
     Date:     May 1,  2003

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


Date:  May 1,  2003          /s/ LOCKE  GOLDSMITH
                             ___________________________________
                                   (Signature)

                                   President  and  Chief  Executive  Officer
                             ___________________________________
                                   (Title)

                                 CERTIFICATIONS

I, WILLIAM ROBERTSON, Chief Financial Officer of Princeton Ventures, Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form 10-QSB of Princeton Ventures, Inc.;

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






Date:  May 1,  2003             /s/ William  Robertson
                             ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer
                             ___________________________________
                                   (Title)