Form 10KSB
period 2003-06-30
AERO MARINE ENGINE INC
filed 2003-10-14
CIK 1144130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                   For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                           -----------  -------------

                        Commission file number 000-31631

                          AERO MARINE ENGINE, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    98-0353007
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                 23960 MADISON STREET, TORRANCE, CALIFORNIA 90505
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 791-4642
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act         NONE

Securities registered under Section 12(g) of the Exchange Act

                           COMMON STOCK, NO PAR VALUE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended June 30, 2003, the Registrant's revenues were $0. As of October 13, 2003, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $6,840,009. As of October 14, the Registrant had 49,994,922 shares of common stock outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]


                            AERO MARINE ENGINE, INC.
                                   FORM 10-KSB
                            YEAR ENDED JUNE 30, 2003
                                      INDEX

                                     Part I

    Item 1.             Description of Business                           2

    Item 2.             Description of Property                           9

    Item 3.             Legal Proceedings                                 9

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                  9


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                               9

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                11

    Item 7.             Financial Statements                             21

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                       21

    Item 8A.            Controls and Procedures

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                22

    Item 10.            Executive Compensation                           25

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management                            25

    Item 12.            Certain Relationships and Related
                        Transactions                                     23

    Item 13.            Exhibits and Reports on Form 8-K                 27

                        (a)   Index to Exhibits                          27

                        (b)   Description of Exhibits                    27

    Item 14.          Principal Accountant Fees and Services

    Signatures                                                           28

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aero Marine Engine, Inc.("Aero Marine", "the Company", "we" or "us") to be materially different
from any future results,   performance or achievements expressed or implied by
such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to June 30, 2003.

BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on May 10, 2001 under the name Princeton Ventures, Inc. The Company was primarily engaged in the acquisition and exploration of mining properties from its inception until May 30, 2003.

On May 30, 2003, Princeton Ventures, Inc., Aero Marine Engine Corp., a Nevada corporation (hereinafter "Aero Marine NV") and the former Aero Marine NV Shareholders entered into an Exchange Agreement whereby Aero Marine NV became a wholly-owned subsidiary of Princeton Ventures, Inc. and control of Princeton Ventures, Inc. shifted to the former Aero Marine NV Shareholders. As a result of the acquisition of Aero Marine NV and a change in business focus, Princeton Ventures, Inc. subsequently changed its name to Aero Marine Engine, Inc. Aero Marine NV is engaged in the development, manufacture and distribution of the Dyna-Cam Engine.

On June 30, 2003, Aero Marine NV acquired substantially all of the assets of Dyna-Cam Engine Corporation (the "Acquired Assets"), which at the time was a development stage company that was further developing a proprietary internal combustion, gasoline powered engine (the "Dyna-Cam Engine") and that owned and had created certain tangible and intangible assets in furtherance of the development, manufacture and distribution of such engine. The Acquired Assets include, but are not limited to, three Dyna-Cam Engines, all engineering plans, designs and drawings, system maps, abstracts, blueprints, surveys and drawings relating thereto, materials to assemble approximately twenty Dyna-Cam Engines, the tooling to manufacture the Dyna-Cam Engine, the www.dynacam.comWeb site and all interest in and to the trade name and trademarks and all other rights related to the use of the name "Dyna-Cam" or any combination or variation thereof.

BUSINESS OF THE ISSUER

The Company's principal product is the Dyna-Cam Engine. The Dyna-Cam Engine is an internal combustion engine where the pistons drive a cam to generate power to the main shaft. The main shaft is in a parallel direction to the piston movement, without connecting rods or crankshaft. The engine has approximately 40% fewer moving parts than a conventional internal combustion engine, has a greater power to weight ratio, produces high torque at low rpm, operates with less vibration, and is lighter than the competition. The Dyna-Cam Engine can be put to the following uses: marine, automotive, electric generation, light aircraft and the lifting of water.

Aero Marine has one patent relating to the oiling and water cooling system.
In addition, Aero Marine has eight patent applications in process with one relating to cam shaft delivery to valve train. Aero Marine also has proprietary intellectual property and is exploring the climate to protect its technology and anticipates taking additional steps to protect its technology.

The Dyna-Cam engine was FAA approved and it is expected that Aero Marine will receive additional FAA approval for the engine.

COMPETITION

Aero Marine has many competitors, including major automotive, engine, marine, and aircraft manufacturers, but it believes that it will be competitive in these markets due to the reasons mentioned above.

INTELLECTUAL PROPERTY

Aero Marine has one patent relating to the oiling and water cooling system.
In addition, Aero Marine has eight patent applications in process with one relating to cam shaft delivery to valve train. Aero Marine also has proprietary intellectual property and is exploring the climate to protect its technology and anticipates taking additional steps to protect its technology.

ITEM 2.  DESCRIPTION OF PROPERTY

Aero Marine currently has a month-to-month lease of premises in Torrance, California, where the Dyna-Cam Engine has been produced. Over the next several months, Aero Marine will be analyzing the market to determine whether to remain in California or relocate to another area that will be close to markets and suppliers. to the New York City area.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2003, the majority stockholders approved articles of amendment to the articles of incorporation approving a name change to Aero Marine Engine, Inc., a 3.1126202:1 forward stock split and reauthorizing Two Hundred Million (200,000,000) shares, of which One Hundred Million (100,000,000) shares will be common stock, with a par value of $0.001 per share, and One Hundred Million (100,000,000) shares will be preferred stock, with a par value of $0.001 per share. The number of shares consenting to the action was 12,528,000 out of 16,062,000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was PVEN and was changed to ARMR in connection with the Company's name change on July 10, 2003.

The following table sets forth the quarterly high and low bid prices of the common stock for June 30, 2003. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


                                             Bid Prices
Quarter Ended                      High                       Low
--------------                     ----                      ------
June 30, 2003                      $0.40                     $0.01


There were 29 holders of record of the common stock as of June 30, 2003. The Company has never paid a dividend on its common stock and does not anticipate the payment of dividends in the foreseeable future. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely effected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2002, the Company issued or sold 12,528,000 shares of its common stock, $.001 par value per share (the "Common Stock") which were not registered under the Securities Act of 1933, as amended (the "Act"), to four individuals pursuant to an Exchange Agreement. The Company claims the exemption from registration afforded by Section 4(2) under the Act since no public offering was involved, the purchasers took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the sale and no underwriting discounts or commissions were paid by the Company.

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

We completed an offering of 3,199,000 shares of our common stock at a price of $0.015 per share to a total of twenty-nine purchasers on June 30, 2001. The total amount we received from this offering was $47,985. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that may affect future results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

On June 30, 2003, Aero Marine acquired all of the assets of DynaCam Engine Corporation, manufacturer of the Dyna-Cam(TM). The Dyna-Cam engine is an internal combustion engine where the pistons drive a cam to generate power to the main shaft. The main shaft is in a parallel direction to piston movement, without connecting rods or crankshaft. The engine has approximately 50% fewer moving parts than a conventional internal combustion engine, has a greater power to weight ratio, produces high torque at low rpm, operates with less vibration, and is lighter than the competition.

MARKETING STRATEGY

The Company believes that the Dyna-Cam engine has potential in marine, static (generators etc.), light aircraft installations. Due to the high torque to weight ratio, the Company believes that it also has application in automotive areas, particularly trucking and construction machinery. As a marketing strategy, the Company intends to install test engines in boats for demonstration and data acquisition purposes. The Company plans to promote these installations at boat shows and through contact with parties who have contacted the Company expressing their interest in acquiring engines. The Company is considering the installation of an engine in a light aircraft for demonstration and data acquisition purposes. Prior to the Company's acquisition of the assets of DynaCam, the Dyna-Cam engine was promoted mainly as a light aircraft engine. There have been a large number of parties interested in this application.

NEW PRODUCTS

In order to meet the demands of the marine installation, work is commencing on a diesel version of the engine. Engineering studies are beginning with respect to the development of a pure diesel version and a spark assisted diesel. Information from the marine industry has indicated that a diesel burning version would meet with wide acceptance.

MANUFACTURING OVERVIEW

Management has prepared for rapid growth. The Company's manufacturing technique is flexible because of its modular design and it can respond easily to customer demand. Modules can be mass-produced and then assembled to meet changing purchase orders. Production can be increased and new products introduced readily. Currently the Company is operating at a small percentage of its manufacturing capacity.

The Company currently has three working prototypes of the engine and parts to assemble 20 new engines. The Company is commencing production, on a small scale, of additional engines to refine the manufacturing process and determine the best configuration for great volume of production.

It is the goal of the Company to prepare for larger production within the next six to eight months. The Company is examining premises for such production and determining the flow of production. In addition, contacts with suppliers of raw materials and castings are in progress.

PLAN OF OPERATION

During the next twelve months, the Company expects to begin to manufacture 20 new engines using existing inventory of parts acquired in the Dyna-Cam acquisition. The Company expects to source new parts for additional engines, which includes establishing relationships with suppliers for an ongoing supply of parts. The initial lead time for parts such as castings can be six to nine months. The Company will be pursuing the application of new technology to the existing engine design to facilitate the burning of diesel fuel. The Company will be examining the existing design with a view towards improving efficiencies through combustion chamber design, ignition parameters and fuel and exhaust management.

The Company is continuing to examine the best location for a permanent manufacturing facility, looking at factors such as access to markets and suppliers and the best available tax treatments or incentives. Upon the Company locating a permanent manufacturing facility, the Company will require additional machinery, tooling and employees.

The Company will be demonstrating the engine at various trade shows and working with the existing list of potential clients to secure orders for the engines. This will cause the financing arranged to be utilized and the Company will pursue additional financing through debt or equity to move to a greater level of production and sales.

OPERATING RESULTS

For the Period December 30, 2002 (Date of Inception) to June 30, 2003
---------------------------------------------------------------------

The Company has not generated revenues since its inception in December 2002.

Operating expenses were $137,290 for the period from inception (December 30, 2002) through June 30, 2003 and were composed of consulting expenses of $1,125 and professional fees of $136,165. The Company had an operating loss of $137,290 as well a net loss of $137,290.

As of June 30, 2003, the Company had an accumulated deficit of $137,282.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2003 the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, ongoing investment in research and development, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been dependent on an infusion of capital from its majority shareholders.

The Company received financing from its majority shareholders in the amount of $1,084,843 during the period from inception (December 30, 2002) through June 30, 2003. In addition, the Company recently secured financing in the amount of $2,500,000 from existing shareholders, to be advanced to the Company as unsecured shareholder loans. The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually. There is no repayment schedule at this time. In addition, Perma-Tune Electronics, Inc. has agreed to extend to the Company a $1.5 million credit line to provide products and services to the Company. Over the next four to six months, it is expected that Perma-Tune will conduct a complete and comprehensive engineering review of the Company's Dyna-Cam engine. In this review, Perma-Tune will orchestrate, using state-of-the-art technology, detailed composite testing and metallurgy which will be used to determine and propose altering various components of the engine to enhance efficiencies. Perma-Tune will conduct thorough failure tests on both the old engine and the new one. Also, prior to going into full production, it is anticipated that Perma-Tune will perform an in-depth manufacturing overview of the Dyna-Cam engine emphasizing optimizing performance and minimizing costs. The Company and Perma-Tune share commonality of ownership and are controlled by the same principal shareholders.

The Company has raised capital via equity and debt of approximately $4 million dollars to date. This financing will enable the Company to provide a low level of production. In order to achieve a commercial level of production, the Company anticipates requiring financing of $10 million dollars or more.
without additional financing, of which no sources of additional financing have been secured or identified, the Company believes it can operate at its current level of liquidity for twelve to twenty-four months.

As of June 30, 2003 the Company's cash held in trust totaled $38,909 and total current assets were $344,080. Inventory at June 30, 2003 was $266,589.

The Company had accounts payable of $210,349 and accrued expenses of $29,175 at June 30, 2003.

The Company is taking steps to raise equity capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has received commitments from Murray Stark and Colonel Fyn, the Company's majority stockholders, as set forth herein, but there is no commitment to provide additional financing. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

RISK FACTORS

     Dependence upon External Financing. We have raised capital sufficient only to begin a low level of production. It is imperative that we raise additional capital to expand our operations and achieve a commercial level of production. We estimate at this time, additional financing of $10 million dollars or more to reach a commercial level of production. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and expand our current operations.

     Reliance on Key Management. Our success is highly dependent upon the continued services of Garth S. Bailey, our Chief Executive Officer, Patricia Wilks who is expected to serve as our Marketing and Office Manager, and Dennis Palmer who is expected to serve as our Operations Manager. If any of the foregoing persons were to leave us, it could have a materially adverse effect upon our business and operations. We anticipate entering into employment agreements with the foregoing individuals, but can provide no assurance that we will come to terms for such employment agreements.

     Our Product is Unproven. Our product has not been utilized for more than two years. Our product is currently in the prototype stage and is not currently being used. Therefore, we provide no assurance that the product will be successful, if, and when completed.

     Even if Product is Successful, We May Be Unable to Sell Our Product. In the event we are successful in completing our product, there can be no assurance that we will be able to sell our products at all, or enough at prices needed to maintain operations.

     Product Liability. In the event our product is completed, we may suffer substantial product liability in the event that our product fails. We do not currently maintain insurance for our product and product liability resulting from the failure of our product would most likely force us to cease operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 5, 2003, the client-auditor relationship between Aero Marine and Morgan & Company, Chartered Accountants, a Professional Accountancy Corporation ("Morgan") ceased as Morgan was dismissed. On August 6, 2003, the Company engaged Epstein, Weber & Conover, PLC ("Epstein") as its principal independent public accountant to audit the Company's financial statements. The Board of Directors approved the decision to change accountants.

Morgan's report on the balance sheet of the Company as of June 30, 2002 and 2001, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholder's equity for the year ended June 30, 2002, for the period from May 10, 2001 (date of inception) to June 30, 2001, and for the period from May 10, 2001 (date of inception) to June 30, 2002 and any later interim period up to and including the date the relationship with Morgan ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except as it relates to the auditors' issuance of a going concern opinion on the financial statements for the years ended June 30, 2002.

In connection with the audit of the Company's two most recent fiscal years ending June 30, 2002 and any later interim period, including the interim period up to and including the date the relationship with Morgan ceased, there have been no disagreements with Morgan on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Morgan would have caused Morgan to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements.

The Company authorized Morgan to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Morgan review the disclosure and Morgan was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company. Such letter was filed as an exhibit to a report on Form 8-K.

The Company had not previously consulted with Epstein, Weber & Conover, PLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Morgan, the Company's previous independent accountant, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's incorporation on May 10, 2001 through June 30, 2002 and any later interim period, including the interim period up to and including the date the relationship with Morgan ceased. Neither has the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Epstein, Weber & Conover, PLC reviewed the disclosure required by Item 304(a) before it was filed with the Commission and was provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it did not agree with the statements made by the Company in response to Item 304(a). Epstein, Weber & Conover, PLC did not furnish a letter to the Commission.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-KSB, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of Garth S. Bailey, our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Bailey concluded that our disclosure controls and procedures were effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings and satisfying the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:
                                                               Served as a
 Name                   Age      Position                     Director Since:
 ----                   ---      --------                     ---------------
Garth S. Bailey          51     Chief Executive Officer,      May 30, 2003
                                President, and Director

Garth S. Bailey has served as the Company's President, Chief Executive Officer and Director since May 2003. Mr. Bailey has served as the Chief Executive Officer, President and Director of Aero Marine Engine Corp. since December 2002. Mr. Bailey is a lawyer who has maintained a private business law practice since 1988. During the last five years, Mr. Bailey was associated on a part time basis with McCarthy T trault, the largest law firm in Canada, as counsel in the Calgary, Alberta office. In August 2002, this association was voluntarily ended to concentrate on his business clients and the acquisition of the Company. In addition, Mr. Bailey is a Director of a high performance automobile and racing company located in Calgary, Alberta and doing business throughout North America. Mr. Bailey is a greater than ten percent owner of Perma-Tune Electronics, Inc., a company focused on the production, research and development of Porsche and Ferrari high performance ignition systems. The Company and Perma-Tune Electronics are under common control by four significant shareholders. Mr. Bailey received his LL.B. in Law from McGill University Law School in Montreal, Quebec in 1977, and his B.A. in History from Sir George Williams University in Montreal, Quebec in 1974. Mr. Bailey is a member of the Law Society of Alberta and the Canadian Bar Association.

All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 2003. Based on stockholder filings with the SEC, Garth S. Bailey along with Messrs. Robert E. Fyn, Murray H. Stark and Peter Mergenthaler are subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                           SUMMARY COMPENSATION TABLE

    Name and Position                               Fiscal Year    Salary
    -----------------                               ----------    ---------
    Garth S. Bailey     President, Chief Executive      2003          $0
                        Officer and Director

    Locke B. Smith     Former President Chief           2003          $7,875
                       Executive Officer and
                       Director

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth information as of June 30, 2003, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

    Name and Address of                    Shares Owned            % of Class
    Beneficial Owner                      Beneficially(1)             Owned
    -------------------                   ---------------           ---------
    Colonel Robert Fyn                      12,671,468               26.0%
    23960 Madison Street
    Torrance, California 90505

    Murray H. Stark                         12,671,468               26.0%
    23960 Madison Street
    Torrance, California 90505

    Garth S. Bailey                          6,325,985               13.0%
    23960 Madison Street
    Torrance, California 90505

    Peter Mergenthaler                       6,325,985               13.0%
    23960 Madison Street
    Torrance, California 90505

    All Officers and Directors
    as a Group (1 person)                    6,325,985               13.0%
--------------

    (1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of October 14, 2003, there were 16,062,000 shares of common stock outstanding.

CHANGES IN CONTROL

The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2003, the Company secured financing in the amount of $2,500,000, of which $220,000 has been received, from existing shareholders, to be advanced to the Company as unsecured shareholder loans. The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually. There is no repayment schedule at this time.

In October 2003, Perma-Tune Electronics, Inc. agreed to extend to the Company a $1.5 million credit line to provide products and services to the Company.

In September 2003, Messrs. Stark, Fyn, Bailey and Mergenthaler transferred an aggregate amount of 1,000,000 shares of Company common stock to two entities in connection with the Dyna-Cam asset acquisition.

Robert E. Fyn, Murray H. Stark, Garth S. Bailey and Peter Mergenthaler own majority control of Perma-Tune Electronics, Inc., a Texas Corporation ("Perma-Tune"). Messrs. Fyn and Stark each own 28.5% and Messrs. Bailey and Mergenthaler each own 12.2% of Perma-Tune.

The services of Locke Goldsmith were provided to us pursuant to an executive consulting agreement between Mr. Goldsmith and us. We paid Mr. Goldsmith a consulting fee of $750 per month in consideration for his providing management and administration services to us. The management agreement was for a term commencing July 1, 2001 and expiring on June 30, 2003.

The services of Mr. Robertson were provided to us pursuant to an executive consulting agreement between Mr. Robertson and us. We paid Mr. Robertson a consulting fee of $750 per month in consideration for his providing management and administration services to us. The management agreement was for a term commencing July 1, 2001 and expiring on June 30, 2003.

Mr. William Robertson advanced to us the amount of $8,880 as a shareholder's loan during the year ended June 30, 2002. The loan was unsecured and did not have any fixed terms of repayment. The loan is no longer outstanding.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  INDEX TO EXHIBITS

Exhibit No.           Description of Exhibit
----------            ----------------------
2.1                   Exchange Agreement                        (1)

2.2                   Disposition of Collateral and Settlement  (1)
                      Agreement

3.1                   Restated Articles of Incorporation        (2)

3.2                   Amendment to Articles of Incorporation    (3)

3.3                   Amended Bylaws                            (1)

4.1                   Share Certificate                         (2)

10                    Amendment # 2 to Option Agreement         (4)

31                    Certificate of the Chief Executive
                      Officer, President and Chief
                      Financial Officer pursuant Section
                      302 of the Sarbanes-Oxley Act of 2002     (5)

32                    Certificate of the Chief Executive
                      Officer, President and Chief Financial
                      Officer pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002     (5)

(1) Filed as an Exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 8, 2003, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form SB-2 registration statement filed on October 9, 2001, and incorporated herein by reference.

(3) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 10, 2003, and incorporated herein by reference.

(4) Filed as Exhibit 10 to the Company's Form 10-QSB filed with the Securities and Exchange Commission on February 19, 2003 and incorporated herein by reference.

(5)  Filed herewith as an exhibit.


(b)  Reports of Form 8-K

Aero-Marine filed the following four reports on Form 8-K during the last quarter of the fiscal period covered by this report:

     (1) Form 8-K filed on July 8, 2003, to report a reverse merger, the resignation and appointment of officers and directors, amended bylaws, and the intent of a name change.

     (2) Form 8-K filed on July 10, 2003, to report an Amendment to Articles of Incorporation regarding a name change and a forward stock split.

     (3) Form 8-K filed on August 6, 2003, to dismiss the former accountant and appoint a new principal independent public accountant.

     (4) Form 8-K filed on September 18, 2003, to report unaudited financial information of Aero marine Engine Corporation, a wholly-owned subsidiary. Aero Marine provided an unaudited balance sheet of Aero Marine Engine Corporation as of June 30, 2003, as well as a pro-forma unaudited balance sheet of Aero Marine Engine Corporation as of June 30, 2003, as if the Dyna-Cam transaction, which was not completed until July 2003, had been completed and all payments obligations had been assumed as of June 30, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended June 30, 2003 and 2002 for professional services rendered by the principal accountant for the audit of Aero Marine's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $12,500 and $9,000, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AERO MARINE ENGINE, INC.

DATED: October 14, 2003                      By: /s/ Garth S. Bailey
                                             ------------------------
                                             Garth S. Bailey
                                             Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                              DATE

/s/ Garth S. Bailey       President, Chief Executive     October 14, 2003
----------------------    Officer and Director
Garth S. Bailey           (Principal Executive Officer)


/s/ Garth S. Bailey       President, Chief Financial     October 14, 2003
----------------------    Officer and Director
Garth S. Bailey           (Principal Financial Officer)

Financial Statements





                            AERO MARINE ENGINE, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
                               JUNE 30, 2003
                        AND INDEPENDENT AUDITORS' REPORT

AERO MARINE ENGINE, INC.



TABLE OF CONTENTS
-----------------

                                                                  PAGE

  INDEPENDENT AUDITORS' REPORT                                     A-2

  CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at June 30, 2003                   A-3

     Consolidated Statement of Operations for the period,
          December 30, 2002 (date of inception) to
          June 30, 2003                                            A-4

     Consolidated Statement of Stockholders' Equity for the period,
          December 30, 2002 (date of inception) to
          June 30, 2003                                            A-5

     Consolidated Statement of Cash Flows for the period
          December 30, 2002 (date of inception) to
          June 30, 2003                                            A-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         A-9

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Stockholders and Board of Directors of Aero Marine Engine, Inc.:

We  have  audited  the  accompanying  consolidated  balance sheet of Aero Marine
Engine, Inc. (a development stage enterprise) as of June 30, 2003 and the related consolidated statement of operations, stockholders' equity and cash flows for the period December 30, 2002, (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aero Marine Engine, Inc. as of June 30, 2003, and the consolidated results of its operations and cash flows for the period December 30, 2002, (date of inception) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has yet to begin revenue generating operations and will require substantial additional capital to implement its plan of operations. Even if additional capital is raised, the Company faces numerous operating challenges. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/  EPSTEIN,  WEBER  &  CONOVER,  P.L.C.
     Scottsdale,  Arizona
     October  13,  2003


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET
JUNE 30, 2003


ASSETS:
CURRENT ASSETS
   Cash held in trust                                                 $   38,909
   Inventories                                                           266,589
   Prepaid expenses and other assets                                      38,582
                                                                      -----------
      Total current assets                                               344,080

PROPERTY AND EQUIPMENT, net                                              100,000

INTANGIBLE ASSETS                                                        195,000

GOODWILL                                                                 526,384
                                                                       ----------
    TOTAL ASSETS                                                      $1,165,464
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                   $  210,349
   Accrued expenses                                                       29,175
                                                                      -----------
      Total current liabilities                                          239,524
                                                                      -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 100,000,000 shares authorized,
     none issued and outstanding                                               -
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     49,994,922 issued and outstanding                                    49,995
   Paid in capital                                                     1,013,227
   Deficit accumulated during the development stage                     (137,282)
      Total stockholders' equity                                       925,940
                                                                      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,165,464
                                                                      ===========


    The accompanying notes are an integral part of these consolidated financial statements.



AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD DECEMBER 30, 2002, (DATE OF INCEPTION) TO JUNE 30, 2003

REVENUES                                      $         -
                                              ------------

OPERATING EXPENSES:
     Consulting                                     1,125
     Professional fees                            136,157
                                              ------------
         Total operating expenses                 137,282
                                              ------------
OPERATING LOSS                                   (137,282)
                                              ------------

LOSS BEFORE INCOME TAXES                         (137,282)

INCOME TAX  PROVISION (BENEFIT)                         -
                                              ------------

NET LOSS                                      $  (137,282)
                                              ============

NET LOSS PER SHARE:
 Basic                                        $         *
                                              ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                        40,868,548
                                              ============


    The accompanying notes are an integral part of these consolidated financial statements.


AERO MARINE ENGINE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
PERIOD DECEMBER 30, 2002, (DATE OF INCEPTION) TO JUNE 30, 2003


                                                       COMMON STOCK          PAID-IN   ACCUMULATED
                                                    SHARES       AMOUNT      CAPITAL     DEFICIT      TOTAL
                                                  -----------  ----------  -----------  ----------  ----------
BALANCE DECEMBER 30, 2002
  (date of inception), Initial capitalization
   for cash                                       37,994,922   $  37,995   $1,046,848   $       -   $1,084,843

  Recapitalization for reverse merger             11,000,000      11,000      (61,184)                 (50,184)

  Issued in connection with business acquisition   1,000,000       1,000      27,563                  28,563

  Net loss                                                                               (137,282)    (137,282)
                                                  -----------  ----------  -----------  ----------  ----------
BALANCE
    JUNE 30, 2003                                 49,944,922   $  49,995   $1,013,227   $(137,282)  $924,940
                                                  ===========  ==========  ===========  ==========  ==========


    The accompanying notes are an integral part of these consolidated financial statements


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD
DECEMBER 30, 2002 (DATE OF INCEPTION) TO JUNE 30, 2003


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (137,282)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Changes in assets and liabilities (net of business acquisition):
    Prepaid expenses                                                    (15,383)
    Accounts payable                                                    125,545
                                                                    ------------
          Net cash used by operating activities                         (27,120)
                                                                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business                                               (1,018,814)
                                                                    ------------
          Net cash (used in)  investing activities                   (1,018,814)
                                                                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock and contributed capital           1,084,843
                                                                    ------------
          Net cash (used)/provided by financing activities            1,084,843
                                                                    ------------

INCREASE IN CASH                                                         38,909

CASH, BEGINNING OF PERIOD                                                     -
                                                                    ------------

CASH, END OF PERIOD                                                 $    38,909
                                                                    ============


The accompanying notes are an integral part of these consolidated financial statements.

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

1.     ORGANIZATION AND BASIS OF PRESENTATION

Princeton Ventures, Inc. (the "Company") was incorporated in the State of Nevada on May 10, 2001. The Company had not commenced operations. On May 30, 2003, the Company exchanged 37,944,922 shares of its common stock for all of the issued and outstanding shares of Aero Marine Engine Corp. ("Aero"). Aero was formed on December 30, 2002. Aero had no operations and was formed to acquire the assets of Dyna-Cam Engine Corporation. The Company changed its name from Princeton Ventures, Inc. to Aero Marine Engine, Inc.

At the time that the transaction was agreed to, the Company had 20,337,860 common shares issued and outstanding. In contemplation of the transaction with Aero, the Company's two primary shareholders cancelled 9,337,860 shares of the Company's common stock held by them, leaving 11,000,000 shares issued and outstanding. As a result of the acquisition of Aero, there were 48,944,922 common shares outstanding, and the former Aero stockholders held approximately 78% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Aero, under the purchase method of accounting, and was treated as a recapitalization with Aero as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the May 30, 2003, acquisition of the Company. The financial statements have been prepared to give retroactive effect to December 30, 2002, the date of inception of Aero, of the reverse acquisition completed on May 30, 2003, and represent the operations of Aero. Consistent with reverse acquisition accounting: (i) all of Aero's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on May 30, 2003.

Additionally, on June 30, 2003, the Company acquired the operating assets of Dyna-Cam Engine Corp. ("Dyna-Cam"). Dyna-Cam was a development stage enterprise developing a unique, axial cam-drive, free piston, internal combustion engine. Dyna Cam intended to produce and sell the engine primarily for aircraft and marine applications. Dyna-Cam had not generated significant revenues at the time of the Company's acquisition.

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and Aero, its wholly owned subsidiary, for the period December 30, 2002, date of inception, to June 30, 2003. The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003 and the effect of that purchase is included in the accompanying balance sheet at June 30, 2003. There were no material results of operations of Dyna-Cam for the period ended June 30, 2003. The consolidated entity is considered a development stage enterprise as of June 30, 2003.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company faces many operating and industry challenges. The Company intends to do business in a highly competitive industry. Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the initiation and continued expansion of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements, as discussed below, and the success of its future operations. The financial statements do not include any adjustments that might result from this uncertainty.

The Company, under its new management, has raised over $1,000,000 in cash to effect the acquisition of Dyna-Cam. Management believes that it has the ability to raise additional capital adequate to complete the development of the Dyna-Cam engine and begin revenue generating operations. Subsequent to June 30, 2003, the Company raised additional capital of approximately $220,000.

Management believes the Company's capital restructuring and financing plans along with the expected sale of engines will allow the Company to obtain sufficient capital for operations and to continue as a going concern.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily
----
convertible to known amounts of cash and have original maturities of three months or less. At June 30, 30, 2003, the Company had not yet established its own bank accounts. The Company's cash was held in a trust account with its attorney's office.

Principles of Consolidation: The consolidated financial statements include the
----------------------------
accounts of the Company and its wholly owned subsidiary, Aero Marine Engine Corp. All significant intercompany accounts and transactions are eliminated.

Inventories consist of raw materials and purchased parts used in the
-----------
manufacturing of engines. The Company records its inventory at the lower of cost (first-in, first-out) or market.

Property and equipment is stated at cost less accumulated depreciation.
----------------------
Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. There was no depreciation expense for the period ended June 30, 2003.

Income taxes: The Company provides for income taxes based on the provisions of
------------
Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments: Financial instruments consist primarily of cash and
---------------------
obligations under accounts payable and accrued expenses. The carrying amounts of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Net  loss per share is calculated using the weighted average number of shares of
-------------------
common stock outstanding during the year as prescribed by the provisions of SFAS No. 128 Earnings Per Share.

Use  of  Estimates:  The  preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets: Intangible assets are comprised of goodwill and certain
------------------
finite life intangible assets purchased in the acquisition of the Dyna-Cam operating assets. These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company does not amortize goodwill but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No.
142. The finite life intangibles will be amortized over 7 to 10 years. There was no amortization expense for the period ended June 30, 2003 due to the intangible assets being acquired on June 30, 2003.

Recently Issued Accounting Pronouncements:
-----------------------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after June 30, 2003, and as such, the Company cannot reasonably estimate the impact of adopting these new rules.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any authorized preferred shares or other financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

Impairment of long-lived assets is assessed by the Company for impairment
-------------------------------
whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

3.     BUSINESS ACQUISITIONS

On May 30, 2003, the Company exchanged 37,944,922 shares of its common stock for all of the issued and outstanding shares of Aero Marine Engine Corp. As discussed in Note1, Aero had no operations or material assets or liabilities at the time of the acquisition. The exchange of shares resulted in the shareholders of Aero obtaining control of the voting interest in the Company at the time of the transaction. Additionally, Aero's management and board of directors became the new management of the Company. The Company had no material assets or operations at the time of the transaction. For financial accounting purposes, the acquisition was a reverse merger and was treated as a recapitalization with Aero as the acquirer.

On June 30, 2003, the Company acquired all of the operating assets of Dyna-Cam Engine Corp. Dyna-Cam was a development stage enterprise developing a unique, axial cam-drive, free piston, internal combustion engine. Dyna Cam intended to produce and sell the engine primarily for aircraft and marine applications. Dyna-Cam had not generated significant revenues at the time of the Company's acquisition. The acquisition was recorded under the purchase method of accounting. The Company paid cash of $900,500, issued 1,000,000, shares of its common stock valued at $28,563, assumed obligations of $61,909 and capitalized costs of the transaction of approximately $74,000. The value of the common stock issued in the transaction was determined to be $0.028 per share. This value represents the per share price of the 37,944,922 shares issued for cash.The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The excess consideration paid over the estimated fair value of the net tangible assets and identifiable intangible assets acquired of $897,821 is recorded as goodwill. The purchase price has been allocated to the net assets of Dyna-Cam as follows:

             Inventories                    $     266,589
             Other current assets                  38,582
             Property and Equipment               100,000
             Finite lived intangibles             195,000
             Assumed trade accounts payable       (61,909)
             Goodwill                                     526,434
                                             --------------
             Total                           $  1,064,696
                                              =============

The following summarizes unaudited pro forma consolidated financial information for the period December 30, 2002, date of inception, to June 30, 2003 assuming that the acquisition of Dyna-Cam occurred on December 30, 2002:

Net sales                $      - 0 -
Net (loss)               $    (575,744)
Basic loss per share     $     (0.01)

The pro forma financial information is presented for informational purposes only and may not necessarily reflect the results had Dyna-Cam actually been acquired on December 30, 2002, nor is this information indicative of the future consolidated results.


4.     INTANGIBLE ASSETS

     Intangible assets consisted of the following at June 30, 2003:

             Goodwill                        $    526,434
             Patent and patent pending             40,000
             Engineering plans and designs        100,000
             Software                              55,000
                                                 --------
             Total                              721,434

             Less accumulated amortization        (- 0 -)

             Net intangible assets            $ 721,434

Intangible assets, other than goodwill, are stated at cost, based on the estimated fair value at acquisition, and are amortized on a straight-line basis. Software is being amortized over a five year period. Patents are amortized over the estimated lives of 7 years. The engineering plans and designs are being estimated over their estimated useful lives of 10 years. There was no amortization expense for the period ended June 30, 2003 because the related assets were not acquired until June 30, 2003. The aggregate amortization expense for the five years succeeding December 31, 2002 is estimated to be approximately:

2004                          $      26,700
2005                                 26,700
2006                                 26,700
2007                                 26,700
2008                                 26,700
Thereafter                           61,500
                                     ------
                                $   195,000
                                ===========


In accordance with the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, the Company does not amortize goodwill.

5.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2003:


             Machinery and warehouse equipment     $    52,245
             Furniture and fixtures                      4,520
             Patterns, tooling and dies                 43,235
                                                    ----------
                                                       100,000
             Less: accumulated depreciation            (- 0 -)
                                                    $  100,000
                                                    ----------


6.      PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss period. The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A deferred tax liability of $5,714 existed as of June 30, 2003, pertaining to differences in book and tax bases of equipment. Deferred tax assets totaling $86,895 as of June 30, 2003 were offset by the $5,714 deferred income tax liability and a valuation allowance of $81,261. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately substantially the entire net deferred income tax asset. The valuation allowance was increased by $47,261 during the fiscal year ended June 30, 2003. Approximately $34,000 of the deferred income tax asset relates to net operating losses generated in the Company prior to its acquisition by Aero. Due to the change in ownership control, the Company's ability to utilize that net operating loss is significantly restricted. The Company has federal and state net operating loss carryforwards of approximately $236,000 as of June 30, 2003. The federal net operating loss carryforwards expire in 2020 and state loss carryforwards expire in 2007.

     Income  taxes  for  year  ended  June  30,  2003  is summarized as follows:


Current Provision (Benefit)          $  58,689
Deferred Provision (Benefit)           (58,689)

Net income tax (benefit) provision   $    - 0 -


Reconciliation for the differences between the effective and statutory income tax rates for years ended June 30, 2003 is as follows:


Federal statutory rates     $ ( 37,068)     (27)%
State income taxes              (9,610)      (7)%
Valuation allowance             47,261        34%
Other                             (582)        -
Effective rate              $      - 0 -     - 0 -
                          ==============   =======



7.     STOCKHOLDERS' EQUITY

The Company declared a 3.1126202 for 1 stock split effective June 30, 2003. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this stock split.

The Company issued 37,944,922 shares of its common stock in connection with the acquisition of Aero Marine Engine Corp. Under reverse acquisition accounting, these shares are reflected as issued on the date of inception and valued at the book value of the net assets of as of the date of the transaction.

Aero was incorporated in contemplation of the reverse acquisition of the Company as well as the Dyna-Cam acquisition. A total of 38,944,922 common shares were issued in the reverse merger transaction. However, 1,000,000 of those shares were designated for the Dyna-Cam acquisition. The Company raised $1,083,843 as part of its initial capitalization. This capital was raised among four individuals in contemplation of them receiving the 37,944,922 shares of the Company's common stock in connection with the acquisition of Aero Marine Engine Corp.

In connection with the reverse acquisition transaction with Aero, the Company's two controlling shareholders at that time cancelled 9,337,860 shares of common stock held by them. Upon completion of this cancellation, the Company had 11,000,000 shares of common stock remaining outstanding prior to the reverse acquisition transaction. The value of the 1,000,000 shares issued in connection with the Dyna-Cam purchase was determined to be $0.028 per share which is the price per share paid by the investors that acquired the 37,944,922 shares for cash.

9.     NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has a simple capital structure and therefore there is no presentation for diluted loss per share.

The following presents the computation of basic loss per share from continuing operations:

                                                               Per
                                      Income       Shares     Share
                                      ======       ======

Net  Income (Loss)                $ (137,290)
Preferred stock dividends
Loss from continuing operations     (137,290)

BASIC EARNINGS PER SHARE:

Income (Loss) available to
  common stockholders               (137,290)     40,868,548     $  *
                                   ==========                   ======
Effect of dilutive securities         N/A

DILUTED EARNINGS PER SHARE          (137,290)                    $  *
                                   ==========                   ======

* - Less than $0.01 per share


10.     RELATED PARTY TRANSACTIONS

Certain officers of the Company are providing services to the Company without payment of consideration for those services.


11.     SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company raised approximately an additional $220,000 to fund operating expenses. These funds were provided primarily from two significant shareholders. The Company is structuring these fundings as debt transactions.