Form 10QSB
period 2003-09-30
AERO MARINE ENGINE INC
filed 2003-11-19
CIK 1144130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from            to
                                          ---------     ------------

                        Commission File Number  000-49698


                            AERO MARINE ENGINE, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                                Nevada  98-0353007
                                -------------------
    (State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)


                23960 Madison Street, Torrance, California 90505
                ------------------------------------------------
                    (Address of principal executive offices)

                                   (310)791-4642
                                   -------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
                  (Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes  X   No

As of November 19, 2003, 49,994,922 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            AERO MARINE ENGINE, INC.


                    CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2003

AERO MARINE ENGINE, INC.



TABLE OF CONTENTS
-----------------

                                                                        PAGE


CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at September 30, 2003                    A-3

     Consolidated Statement of Operations for the Three Months Ended
          September 30, 2003 and the period of December 30, 2002
          (date of inception) to September 30, 2003                      A-4

     Consolidated Statement of Cash Flows for the Three Months Ended
          September 30, 2003 and the period of December 30, 2002
          (date of inception) to September 30, 2003                      A-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               A-6


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETAS OFSEPTEMBER 30, 2003 (UNAUDITED)
-------------------------------------------------------------

ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                          $    7,035
   Cash held in trust                                                     23,000
   Inventories                                                           266,519
                                                                      ===========
      Total current assets                                               296,554

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $5,765                                                121,002

INTANGIBLE ASSETS, net of accumulated amortization of $6,679             188,321

GOODWILL                                                                 526,384
                                                                      -----------
    TOTAL ASSETS                                                      $1,132,261
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                   $   43,659
   Accrued expenses                                                       29,175
   Advances from shareholders                                            218,684
                                                                      -----------
      Total current liabilities                                          291,518
                                                                      -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 100,000,000 shares authorized,
     none issued and outstanding                                               -
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     49,994,922 issued and outstanding                                    49,995
   Paid in capital                                                     1,146,982
   Deficit accumulated during the development stage                     (356,234)
                                                                      -----------
      Total stockholders' equity                                         840,743
                                                                      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,132,261
                                                                      ===========


    The accompanying notes are an integral part of these consolidated financial statements.


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------


                                                                       Period of
                                                                   December 30, 2002
                                             Three Months        (date of inception)
                                                  Ended               through
                                           September 30, 2003     September 30, 2003
                                              ------------           ------------

REVENUES                                      $         -            $         -
                                              ------------           ------------
OPERATING EXPENSES:
     Selling, general and administrative          112,459                112,459
     Consulting                                       279                 1,404
     Professional fees                             93,770               229,927
     Depreciation and amortization                 12,444                12,444
                                              ------------           ------------
         Total operating expenses                 218,952               356,234
                                              ------------           ------------

OPERATING LOSS                                   (218,952)              (356,234)
                                              ------------           ------------

LOSS BEFORE INCOME TAXES                         (218,952)              (356,234)

INCOME TAX  PROVISION (BENEFIT)                         -                      -
                                              ------------           ------------

NET LOSS                                      $  (218,952)           $  (356,234)
                                              ============           ============

NET LOSS PER SHARE:
 Basic                                        $         *            $     (0.01)
                                              ============           ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                        49,994,922             43,244,006
                                              ============           ============


* - less than $0.01

    The accompanying notes are an integral part of these consolidated financial statements.



AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------


                                                                                                  Period of
                                                                                             December 30, 2002
                                                                      Three Months          (date of inception)
                                                                           Ended                through
                                                                     September 30, 2003    September 30, 2003
                                                                    --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                          $          (218,952)  $          (356,234)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                  12,444                12,444
  Changes in assets and liabilities (net of business acquisition):
    Inventory                                                                        70                    70
    Prepaid expenses                                                             15,582                23,199
    Accounts payable                                                            (32,935)              (41,145)
                                                                    --------------------  --------------------
          Net cash used by operating activities                                (223,791)             (361,666)
                                                                    --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                      (26,767)              (26,767)
  Purchase of business                                                                -            (1,018,814)
                                                                    --------------------  --------------------
          Net cash (used in)  investing activities                              (26,767)           (1,045,581)
                                                                    --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                            218,684               218,684
  Proceeds from sale of common stock and contributed capital                          -             1,218,598
                                                                    --------------------  --------------------
          Net cash provided by financing activities                             218,684             1,437,282
                                                                    --------------------  --------------------

(DECREASE)/INCREASE IN CASH                                                     (31,874)               30,035

CASH, BEGINNING OF PERIOD                                                        61,909                     -
                                                                    --------------------  --------------------

CASH, END OF PERIOD                                                 $            30,035   $            30,035
                                                                    ====================  ====================


  The accompanying notes are an integral part of these consolidated financial statements.

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
---------------------------------------------

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

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Aero, its wholly owned subsidiary, for the period December 30, 2002, date of inception, to September 30, 2003. The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003, and the effect of that purchase is included in the accompanying balance sheet at June 30, 2003. There were no material results of operations of Dyna-Cam for the period ended September 30, 2003. The consolidated entity is considered a development stage enterprise as of September 30, 2003.

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

The Company, under its new management, has raised over $1,000,000 in cash to effect the acquisition of Dyna-Cam. Management believes that it has the ability to raise additional capital adequate to complete the development of the Dyna-Cam engine and begin revenue generating operations. In the three months ended September 30, 2003, the Company raised debt capital of approximately $219,000.

Management believes the Company's capital restructuring and financing plans along with the expected sale of engines will allow the Company to obtain sufficient capital for operations and to continue as a going concern.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily
----
convertible to known amounts of cash and have original maturities of three months or less. At June 30, 2003, the Company had not yet established its own bank accounts. The Company's cash was held in a trust account with its attorney's office.

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

Intangible Assets: Intangible assets are comprised of goodwill and certain
------------------
finite life intangible assets purchased in the acquisition of the Dyna-Cam operating assets. These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company does not amortize goodwill but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No.
142. The finite life of the intangibles will be amortized over 7 to 10 years. There was no amortization expense for the period ended June 30, 2003 due to the intangible assets being acquired on June 30, 2003.

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

Aero was incorporated in contemplation of the reverse acquisition of the Company as well as the Dyna-Cam acquisition. A total of 38,944,922 common shares were issued in the reverse merger transaction. However, 1,000,000 of those shares were designated for the Dyna-Cam acquisition. The Company raised $1,218,598 as part of its initial capitalization. This capital was raised among four individuals in contemplation of their receiving the 37,944,922 shares of the Company's common stock in connection with the acquisition of Aero Marine Engine Corp. The value of the 1,000,000 shares issued in connection with the Dyna-Cam purchase was determined to be $0.032 per share, which is the price per share paid by the investors that acquired the 37,944,922 shares for cash.

In connection with the reverse acquisition transaction with Aero, the Company's two controlling shareholders at that time cancelled 9,337,860 shares of common stock held by them. Upon completion of this cancellation, the Company had 11,000,000 shares of common stock remaining outstanding prior to the reverse acquisition transaction.

ITEM  2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.


OVERVIEW

The Company was incorporated in the State of Nevada on May 10, 2001 under the name Princeton Ventures, Inc. The Company owns 100% of the issued and outstanding stock of Aero Marine Engine Corp., incorporated in the State of Nevada on December 30, 2002 (hereinafter "Aero"). The Company acquired Aero in a reverse merger during the fiscal year ended June 30, 2003. The Company has not generated any revenues and is considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7.

During the 2003 fiscal year, Aero acquired all of the tangible and intangible assets regarding a proprietary internal combustion, gasoline powered engine (the "Dyna-Cam Engine"). These assets, included, but were not limited to, three Dyna-Cam Engines, all engineering plans, designs and drawings, system maps, abstracts, blueprints, surveys and drawings relating thereto, materials to assemble approximately twenty Dyna-Cam Engines, the tooling to manufacture the Dyna-Cam Engine, the www.dynacam.com Web site and all interest in and to the trade name and trademarks and all other rights related to the use of the name "Dyna-Cam" or any combination or variation thereof. The Company, through Aero, is currently engaged in the development, manufacture and distribution of the Dyna-Cam Engine.

PLAN OF OPERATIONS

The Company has obtained financing to satisfy its cash requirements for the next twelve months at current operating levels and to commence production of the Dyna-Cam Engine.

Currently, the Company is developing a spark-assisted version of the Dyna-Cam Engine and researching a full diesel version. The Company intends to conduct further research and development on the Dyna-Cam Engine regarding its chamber design, cylinder heads, fuel delivery system and exhaust removal system.

The Company will need to acquire additional milling and machining equipment to achieve commercial levels of production. At this time, the Company cannot determine with reasonable certainty the amount of equipment that it will need. The Company intends to move production of the Dyna-Cam Engine to Long Island, New York in 2004 to a 25,000 square foot facility.

The Company anticipates that it will need to hire several additional skilled machinists to achieve commercial levels of production of the Dyna-Cam Engine. The number of machinists hired will depend on the volume of production.

The Company will have its first public showing of the Dyna-Cam Engine at the Miami Boat Show from February 12th through February 17th of 2004.

The Company has been invited to meet with representatives of several consulting and engineering firms in the Middle East in December of 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

The Company had no revenues for the three months ended September 30, 2003.

COSTS AND EXPENSES

For the three months ended September 30, 2003, the Company had costs and expenses of $218,952 consisting of selling, general and administrative ("SG&A") expenses of $112,459, consulting expenses of $279, professional fees of $93,770 and depreciation and amortization of $12,444.

LOSS FROM OPERATION AND NET LOSS

Loss from operations increased $212,512 from $6,440 for the three months ended September 30, 2002 to $218,952 for the three months ended September 30, 2003. The significant increase in loss from operations is due to an increase in SG&A, professional fees and depreciation and amortization offset by a decrease in consulting expense. These increases are a result of the development, manufacture and distribution of the Dyna-Cam Engine that the Company began during the fiscal year ended June 30, 2003.

Net Loss

Net loss was $218,952 for the three months ended September 30, 2003 as the Company did not recognize a deferred income tax provision or benefit.

Net  Loss Per Share

The Company had a net loss per share of $0.00 for the three months ended September 30, 2003 and $0.01 for the three months ended September 30, 2002.

Liquidity and Capital Resources

For the three months ended September 30, 2003, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

As of September 30, 2003, the Company had accounts payable of $43,659, accrued expenses of $29,175, and notes payable to related parties of $218,684.

As of September 30, 2003, the Company had cash and cash equivalents of $7,035, cash held in trust of $23,000, and inventories of $266,519. The Company has working capital of $5,036.

The Company received financing from its majority shareholders in the amount of $1,218,598 during the period from inception (December 30, 2002) through September 30, 2003. In addition, the Company secured financing in the amount of $2,500,000 from existing shareholders, to be advanced to the Company as unsecured shareholder loans, of which $218,684 had been loaned as of September 30, 2003. The advances will bear interest at the Federal
Reserve prime rate plus 1.25% and interest will be payable annually. There is no repayment schedule at this time. In addition, Perma-Tune Electronics, Inc. has agreed to extend to the Company a $1.5 million credit line to provide products and services to the Company as discussed below in Part II, Item 5.


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 5.  OTHER INFORMATION

Robert E. Fyn, Murray H. Stark, Garth S. Bailey and Peter Mergenthaler own majority control of Perma-Tune Electronics, Inc. as well as majority control of the Registrant. Messrs. Fyn and Stark each own approximately 30% of Perma-Tune Electronics, Inc. and Messrs. Bailey and Mergenthaler own approximately 13% of Perma-Tune Electronics, Inc.

In August 2003, the Company secured financing in the amount of $2,500,000 from existing shareholders, to be advanced to the Company as unsecured shareholder loans, of which $218,684 had been loaned as of September 30, 2003. The advances bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually

In November 2003, Perma-Tune Electronics, Inc. agreed to provide a $1.5 million line of credit to provide products and services to the Company. Pursuant to the agreement between the Company and Perma-Tune Electronics, Inc., for every $2 paid to Perma-Tune Electronics, Inc. by the Company, Perma-Tune Electronics, Inc. will extend $1 of credit, up to a maximum of $1.5 million dollars.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

   Exhibit No.                    Description

     2.1                  Exchange Agreement                         (1)

     2.2                  Disposition of Collateral and Settlement
                          Agreement                                  (1)

     3.1                  Amendment to Articles of Incorporation     (2)

     3.2                  Amended Bylaws                             (1)

     31                   Certificate of the Chief Executive
                          Officer and Chief Financial Officer
                          pursuant Section 302 of the Sarbanes-
                          Oxley Act of 2002                          (3)

     32                   Certificate of the Chief Executive
                          Officer and Chief Financial Officer
                          pursuant to Section 906 of the Sarbanes-
                          Oxley Act of 2002                          (3)

(1) Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 8, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 10, 2003, and incorporated herein by reference.

(3)  Filed herewith as an exhibit.

     b)     Reports on Form 8-K

     The Company filed the following four reports on Form 8-K during the first quarter of the fiscal period covered by this report and one report thereafter:

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

(5) Form 8-K/A Amendment No. 1 filed on October 1, 2003, to amend the Form 8-K filed on July 8, 2003.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERO MARINE ENGINE, INC.

Date:  November 19, 2003
By:  /s/  Garth S. Bailey
----------------------
Garth S. Bailey
Chief Executive Officer

EXHIBIT 31

                                  CERTIFICATION

I, Garth S. Bailey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aero Marine Engine, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 19, 2003


                                   By: /s/Garth S. Bailey
                                   -------------------------------
                                   Garth S. Bailey,
                                   Chief Executive Officer,
                                   President and Chief
                                   Financial Officer

EXHIBIT 32


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Garth S. Bailey, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Aero Marine Engine, Inc. on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Aero Marine Engine, Inc.


                                     By:/s/ Garth S. Bailey
                                     --------------------------
                                     Name:  Garth S. Bailey
                                     Title: Chief Executive Officer,
                                     President and Chief
                                     Financial Officer

November 19, 2003