Form 10KSB/A
period 2003-06-30
AERO MARINE ENGINE INC
filed 2003-11-24
CIK 1144130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1
(Mark One)

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

On June 30, 2003, the Company acquired all of the operating assets of Dyna-Cam Engine Corp. Dyna-Cam was a development stage enterprise developing a unique, axial cam-drive, free piston, internal combustion engine. Dyna Cam intended to produce and sell the engine primarily for aircraft and marine applications. Dyna-Cam had not generated significant revenues at the time of the Company's acquisition. The acquisition was recorded under the purchase method of accounting. The Company paid cash of $900,500, issued 1,000,000, shares of its common stock valued at $28,563, assumed obligations of $61,909 and capitalized costs of the transaction of approximately $35,000. The value of the common stock issued in the transaction was determined to be $0.028 per share. This value represents the per share price of the 37,944,922 shares issued for cash. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The excess consideration paid over the estimated fair value of the net tangible assets and identifiable intangible assets acquired of $499,680 is recorded as goodwill. The purchase price has been allocated to the net assets of Dyna-Cam as follows:

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


4.     INTANGIBLE ASSETS

     Intangible assets consisted of the following at June 30, 2003:

             Goodwill                        $    526,385
             Patent and patent pending             40,000
             Engineering plans and designs        100,000
             Software                              55,000
                                                 --------
             Total                                721,385

             Less accumulated amortization        (- 0 -)

             Net intangible assets            $ 721,385

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

In connection with the reverse acquisition transaction with Aero, the Company's two controlling shareholders at that time cancelled 9,337,860 shares of common stock held by them. Upon completion of this cancellation, the Company had 11,000,000 shares of common stock remaining outstanding prior to the reverse acquisition transaction. The value of the 1,000,000 shares issued in connection with the Dyna-Cam purchase was determined to be $0.032 per share which is the price per share paid by the investors that acquired the 37,944,922 shares for cash.

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


                                            AERO MARINE ENGINE, INC.

DATED: November 24, 2003                      By: /s/ Garth S. Bailey
                                             ------------------------
                                             Garth S. Bailey
                                             Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                              DATE

/s/ Garth S. Bailey       President, Chief Executive     November 24, 2003
----------------------    Officer and Director
Garth S. Bailey           (Principal Executive Officer)


/s/ Garth S. Bailey       President, Chief Financial     November 24, 2003
----------------------    Officer and Director
Garth S. Bailey           (Principal Financial Officer)