Form 10QSB
period 2003-12-31
AERO MARINE ENGINE INC
filed 2004-02-17
CIK 1144130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

  [    ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number  000-49698


                            AERO MARINE ENGINE, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                                Nevada 98-0353007
                                -----------------
    (State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)


                                   New Address

                200 Trade Zone Drive, Ronkonkoma, New York  11779
                -------------------------------------------------
                    (Address of principal executive offices)

                                  (631) 285-7101
                                  --------------
                           (Issuer's telephone number)

                                 Former Address


                   23960 Madison Street, Torrance, California 90505
                   ------------------------------------------------
                    (Address of principal executive offices)



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                     Yes X   No

As of February 17, 2004, 54,994,922 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

                            AERO MARINE ENGINE, INC.


                    CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                         QUARTER ENDED DECEMBER 31, 2003





AERO MARINE ENGINE, INC.



TABLE OF CONTENTS
-----------------

                                                                            PAGE


  CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at December 31, 2003                         A-1

Consolidated Statement of Operations for the Three Months Ended
           December 31, 2003, the Six Months Ended December 31,
           2003,and the period of December 30, 2002 (date of inception)
           to December 31, 2003                                              A-2

Consolidated Statement of Cash Flows for the Six Months Ended
          December 31, 2003 and the period of December 30, 2002
          (date of inception) to December 31, 2003                           A-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   A-4


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETAS OFDECEMBER 31, 2003
------------------------------------------------
(UNAUDITED)

ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                          $   28,645
   Prepaids and other current assets                                      22,670
   Inventories                                                           266,519
                                                                      -----------
      Total current assets                                               317,834

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $11,530                                               115,237

INTANGIBLE ASSETS, net of accumulated amortization of $13,358            181,642

GOODWILL                                                                 526,384
                                                                      -----------
    TOTAL ASSETS                                                      $1,141,097
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                   $   43,659
   Accrued expenses                                                       34,675
                                                                      -----------
      Total current liabilities                                           78,334

   DUE TO RELATED PARTIES                                                 28,875
   ADVANCES FROM SHAREHOLDERS                                            396,684
                                                                      -----------
      Total liabilities                                                  425,559
                                                                      -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 100,000,000 shares authorized,
     none issued and outstanding                                               -
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     49,994,922 issued and outstanding                                    49,995
   Paid in capital                                                     1,146,982
   Deficit accumulated during the development stage                     (559,773)
                                                                      -----------
      Total stockholders' equity                                         637,204
                                                                      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,141,097
                                                                      ===========


    The accompanying notes are an integral part of these consolidated financial statements.


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(UNAUDITED)


                                                                                    Period of
                                                                               December 30, 2002
                                            Three Months       Six Months     (date of inception)
                                               Ended              Ended            through
                                         December 31, 2003  December 31, 2003  December 31, 2003
REVENUES                                   $        -      $       -            $          -
                                         ----------------  ------------------  -----------------
OPERATING EXPENSES:
     Selling, general and administrative       156,759             269,218            269,218
     Consulting                                    117                 396              1,521
     Professional fees                          28,719             122,489            258,646
     Depreciation and amortization              12,444              24,888             24,888
         Total operating expenses              198,039             416,991            554,273
                                         ----------------  ------------------  -----------------

OPERATING LOSS                                (198,039)           (416,991)          (554,273)
                                         ----------------  ------------------  -----------------

INTEREST EXPENSE                                (5,500)             (5,500)            (5,500)

LOSS BEFORE INCOME TAXES                      (203,539)           (422,491)          (559,773)

INCOME TAX  PROVISION (BENEFIT)                      -                   -                  -
                                         ----------------  ------------------  -----------------

NET LOSS                                   $  (203,539)    $        (422,491)  $       (559,773)
                                         ================  ==================  =================

NET LOSS PER SHARE:
 Basic                                     $         *     $               *   $          (0.01)
                                         ================  ==================  =================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
  Basic                                     49,994,922            49,994,922         45,444,237
                                         ================  ==================  =================


* - less than $0.01


    The accompanying notes are an integral part of these consolidated financial statements.


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
 (UNAUDITED)


                                                                                              Period of
                                                                                          December 30, 2002
                                                                        Six Months       (date of inception)
                                                                           Ended               through
                                                                     December 31, 2003    December 31, 2003
                                                                    -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $         (422,491)  $         (559,773)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                               24,888               24,888
  Changes in assets and liabilities (net of business acquisition):
    Inventory                                                                       70                   70
    Prepaid expenses and other current assets                                   (7,088)                 529
    Accounts payable and accrued liabilities                                   (27,435)             (35,645)
                                                                    -------------------  -------------------
          Net cash used by operating activities                               (432,056)            (569,931)
                                                                    -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                     (26,767)             (26,767)
  Purchase of business                                                               -           (1,018,814)
                                                                    -------------------  -------------------
          Net cash (used in)  investing activities                             (26,767)          (1,045,581)
                                                                    -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related parties                                                 28,875               28,875
  Proceeds from shareholders                                                   396,684              396,684
  Proceeds from sale of common stock and contributed capital                         -            1,218,598
                                                                    -------------------  -------------------
          Net cash provided by financing activities                            425,559            1,644,157
                                                                    -------------------  -------------------

(DECREASE)/INCREASE IN CASH                                                    (33,264)              28,645

CASH, BEGINNING OF PERIOD                                                       61,909                    -
                                                                    -------------------  -------------------

CASH, END OF PERIOD                                                 $           28,645   $           28,645
                                                                    ===================  ===================


  The accompanying notes are an integral part of these consolidated financial statements.

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
------------------------------------------

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

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Aero, its wholly owned subsidiary. Because the date of inception is December 30, 2002, there are no comparative statements of operations and cash flows for the period ended December 31, 2002. The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003, and the effect of that purchase is included in the accompanying balance sheet at December 31, 2003. The consolidated entity is considered a development stage enterprise as of December 31, 2003.

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

The Company, under its new management, has raised over $1,200,000 (see #3) in cash to effect the acquisition of Dyna-Cam. Management believes that it has the ability to raise additional capital adequate to complete the development of the Dyna-Cam engine and begin revenue generating operations. In the six months ended December 31, 2003, shareholders of the Company have contributed advances of approximately $397,000.

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

Property and equipment is stated at cost less accumulated depreciation.
----------------------
Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. The depreciation expense for the three months ended December 31, 2003 was $5,765 and $11,530 for the six months ended December 31, 2003.

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

Intangible Assets: Intangible assets are comprised of goodwill and certain
------------------
finite life intangible assets purchased in the acquisition of the Dyna-Cam operating assets. These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company does not amortize goodwill but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No.
142. The finite life of the intangibles will be amortized over 7 to 10 years. The amortization expense for the three months ended December 31, 2003 was $6,679 and $13,358 for the six months ended December 31, 2003.

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

The Company issued 5,000,000 shares of its common stock in January 2004 pursuant to an S-8 registration statement. These shares are reflected as issued on the date of issuance.

4.     RELATED PARTY TRANSACTIONS

Certain of the Company's shareholders have advanced funds to the Company to cover cash flow deficiencies. During the six month period ended December 31, 2003, these shareholders advanced $396,684 to the Company. The advances have no stated repayment terms. The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually

                              *   *   *   *   *   *

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

During the 2003 fiscal year, Aero acquired all of the tangible and intangible assets regarding a proprietary internal combustion, gasoline powered engine (the "Dyna-Cam Engine"). These assets, included, but were not limited to, three Dyna-Cam Engines, all engineering plans, designs and drawings, system maps, abstracts, blueprints, surveys and drawings relating thereto, materials to assemble approximately twenty Dyna-Cam Engines, the tooling to manufacture the Dyna-Cam Engine, the "Dyna-Cam" web site and all interest in and to the trade name and trademarks and all other rights related to the use of the name "Dyna-Cam" or any combination or variation thereof. The Company, through Aero, is currently engaged in the development, manufacture and distribution of the Dyna-Cam Engine.

PLAN OF OPERATIONS

The Company has obtained financing commitments to satisfy its cash requirements for the next twelve months at current operating levels and to commence production of the Dyna-Cam Engine.

Currently, the Company is developing a spark-assisted version of the Dyna-Cam Engine and researching a full diesel version. The Company intends to conduct further research and development on the Dyna-Cam Engine regarding its chamber design, cylinder heads, fuel delivery system and exhaust removal system.

The Company will need to acquire additional milling capacity and machining equipment to achieve commercial levels of production. At this time, the Company cannot determine with reasonable certainty the amount of equipment that it will need. In January 2004, the Company moved its headquarters and production of the Dyna-Cam Engine to Long Island, New York to a 65,000 square foot facility.

The Company anticipates that it will need to hire several additional skilled machinists to achieve commercial levels of production of the Dyna-Cam Engine. The number of machinists hired will depend on the volume of production.

The Company met with representatives of several consulting and engineering firms in the Middle East in December of 2003 and discussions continue,

In January 2004, Richard Powers was appointed President and Chief Executive Officer and serves as the sole director and Alan Cohen was appointed Executive Vice President. In January of 2004, Garth S. Bailey resigned as Chief Executive Officer, President and Director.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

REVENUES

The Company had no revenues for the three months ended December 31, 2003, and the six months ended December 31, 2003

COSTS AND EXPENSES

For the three months ended December 31, 2003 and six months ended December 31, 2003, the Company had costs and expenses of $198,039 and $416,991 respectively. For the three months ended December 31, 2003, these expenses consisted of selling, general and administrative ("SG&A") expenses of $156,759, consulting expenses of $117, professional fees of $28,719 and depreciation and amortization of $12,444. For the six months ended December 31, 2003, these expenses consisted of selling, general and administrative ("SG&A") expenses of $269,218, consulting expenses of $396, professional fees of $122,489 and depreciation and amortization of $24,888.

LOSS FROM OPERATION AND NET LOSS

Loss from operations for the three months ended December 31, 2003 was $198,039 and $416,991 for the six months ended December 31, 2003.

Net Loss

Net loss was $203,539 for the three months ended December 31, 2003 and $422,491 for the six months ended December 31, 2003. Interest expense for the three months ended December 31, 2003 and for the six months ended December 31, 2003 was $5,500. The Company did not recognize a deferred income tax provision or benefit.

Net  Loss Per Share

The Company had a net loss per share of $0.00 for the three months ended December 31, 2003 and $0.00 for the six months ended December 31, 2003.

Liquidity and Capital Resources

For the three months ended December 31, 2003 as well as the six months ended December 31, 2003, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

As of December 31, 2003, the Company had accounts payable of $43,659, accrued expenses of $34,675, and due to related parties of $28,875. The due to related party of $28,875 is a result of cash advance's made from an affiliate for expense's associated with the Company's move to New York. (see item #5)

As of December 31, 2003, the Company had cash held in trust of $23,000, and inventories of $266,519. The Company has working capital of $239,500.

The Company received financing from its majority shareholders in the amount of $1,218,598 during the period from inception (December 30, 2002) through December 31, 2003. In addition, the Company secured financing in the amount of $2,500,000 from existing shareholders, to be advanced to the Company as unsecured shareholder loans, of which $396,684 had been loaned as of December 31, 2003. The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually. There is no repayment schedule at this time. As of December 31, 2003, interest expense of $5,500 has been accrued. In addition, Trans Max Technologies has agreed to extend to the Company a $1.5 million credit line to provide products and services to the company as discussed below in Part II, Item 5.

Critical Accounting Estimates

As of December 31, 2003, the Company has goodwill and intangible assets of $526,384 and $181,642, respectively. In addition, the Company has a large Net Operating Loss Carryforward for income tax purposes which is fully reserved.


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 5.  OTHER INFORMATION

Robert E. Fyn, Murray H. Stark, Garth S. Bailey and Peter Mergenthaler own majority control of Trans Max Technologies, Inc. as well as majority control of the Registrant. Messrs. Fyn and Stark each own approximately 30% of Trans Max Technologies, Inc. and Messrs. Bailey and Mergenthaler own approximately 13% of Trans Max Technologies, Inc.

In November 2003, Trans Max Technologies, Inc., formally Perma-Tune Electronics, Inc agreed to provide a $1.5 million line of credit to provide products and services to the Company. Pursuant to the agreement between the Company and Trans Max Technologies, Inc., for every $2 paid to Trans Max Technologies, Inc. by the Company, Trans Max Technologies, Inc. will extend $1 of credit, up to a maximum of $1.5 million dollars.

In January 2004, our former Chief Executive Officer, President, and Director resigned and Richard Powers became our Chief Executive Officer and Director. In addition, Alan Cohen was elected as our Executive Vice President.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description



     31    Certificate of the Chief Executive
           Officer and Chief Financial Officer
           pursuant to Section 302 of the Sarbanes-
           Oxley Act of 2002  *

     32 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002 *

* FILED HEREIN.


B)     REPORTS ON FORM 8-K

THE COMPANY FILED THE FOLLOWING TWO REPORTS ON FORM 8-K DURING THE QUARTER COVERED BY THIS REPORT:


(1) Form 8-K/A Amendment No. 1 filed on October 14, 2003, to amend the Form 8-K filed on July 8, 2003.
(2) Form 8-K/A Amendment No. 2 filed on November 26, 2003, to amend the Form 8-K filed on July 8, 2003 and the Form 8-K/A Amendment No. 2 filed on October 14, 2003, by providing pro forma financial information.

                                                                      EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICIER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Powers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aero Marine Engine, Inc.

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

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

   a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

   b. Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

  c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  February 17, 2004


                                   By: /s/ Richard Powers
                                   -------------------------------
                                   Richard Powers,
                                   Chief Executive Officer

                                                                      EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard Powers, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Aero Marine Engine, Inc. on Form 10-QSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Aero Marine Engine, Inc.

Date:  February 17, 2004


                                   By: /s/ Richard Powers
                                       -------------------------------
                                       Richard Powers,
                                       Chief Executive Officer and
                                       Principal Financial Officer