Form 10QSB
period 2004-03-31
AERO MARINE ENGINE INC
filed 2004-05-24
CIK 1144130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from               to
                                          -------------    -------------

                        Commission File Number  000-49698


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


                                   New Address

                2190 Smithtown Avenue, Ronkonkoma, New York  11779
                -------------------------------------------------
                    (Address of principal executive offices)

                                  (631) 285-7101
                                  --------------
                           (Issuer's telephone number)

                                 Former Address


                   200 Trade Zone Drive, Ronkonkoma, New York 11779
                   ------------------------------------------------
                    (Address of principal executive offices)



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes X   No

As of May 24, 2004, 54,134,923 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

                            AERO MARINE ENGINE, INC.


                    CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                          QUARTER ENDED MARCH 31, 2004


AERO MARINE ENGINE, INC.



TABLE OF CONTENTS
-----------------

                                                                            PAGE


  CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at March 31, 2004                            A-3

Consolidated Statement of Operations for the Three Months Ended
           March 31, 2004, the Nine Months Ended March 31,
           2004,and the period of December 30, 2002 (date of inception)
           to March 31, 2004                                                 A-4

Consolidated Statement of Cash Flows for the Nine Months Ended
          March 31, 2004 and the period of December 30, 2002
          (date of inception) to March 31, 2004                              A-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   A-6



AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETAS OFMARCH 31, 2004
---------------------------------------------
(UNAUDITED)


ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                          $        33
   Inventories                                                            266,519
   Prepaids and other current assets                                       25,670
                                                                      ------------
      Total current assets                                                292,222

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $18,803                                                107,964

INTANGIBLE ASSETS, net of accumulated amortization of $20,037             174,963

DEPOSITS AND OTHER ASSETS                                                   5,150

GOODWILL                                                                  526,384
                                                                      ------------
    TOTAL ASSETS                                                      $ 1,106,683
                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                   $    53,418
   Accrued expenses                                                        76,168
                                                                      ------------
      Total current liabilities                                           129,586

   DUE TO RELATED PARTIES                                                 218,966
   ADVANCES FROM SHAREHOLDERS                                             406,584
                                                                      ------------
      Total liabilities                                                   755,136
                                                                      ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 100,000,000 shares authorized,
     none issued and outstanding                                                -
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     54,994,922 issued and outstanding                                     54,995
   Paid in capital                                                      4,491,982
   Deficit accumulated during the development stage                    (4,195,430)
                                                                      ------------
      Total stockholders' equity                                          351,547
                                                                      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,106,683
                                                                      ============


    The accompanying notes are an integral part of these consolidated financial statements.



AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(UNAUDITED)


                                                                                   Period of
                                                                               December 30, 2002
                                            Three Months      Nine Months     (date of inception)
                                                Ended            Ended             through
                                            March 31, 2004    March 31, 2004    March 31, 2004
                                           ----------------  ----------------  ----------------
REVENUES                                   $             -   $             -   $             -
                                           ----------------  ----------------  ----------------

OPERATING EXPENSES:
     Selling, general and administrative           251,405           520,623           520,623
     Consulting                                  3,353,749         3,354,145         3,355,270
     Professional fees                              11,111           133,600           269,757
     Depreciation and amortization                  13,952            38,840            38,840
                                           ----------------  ----------------  ----------------
         Total operating expenses                3,630,217         4,047,208         4,184,490
                                           ----------------  ----------------  ----------------

OPERATING LOSS                                  (3,630,217)       (4,047,208)       (4,184,490)
                                           ----------------  ----------------  ----------------

INTEREST EXPENSE                                    (5,440)          (10,940)          (10,940)
                                           ----------------  ----------------  ----------------
LOSS BEFORE INCOME TAXES                        (3,635,657)       (4,058,148)       (4,195,430)

INCOME TAX  PROVISION (BENEFIT)                          -                 -                 -
                                           ----------------  ----------------  ----------------

NET LOSS                                   $    (3,635,657)  $    (4,058,148)  $    (4,195,430)
                                           ================  ================  ================

NET LOSS PER SHARE:
 Basic                                     $         (0.07)  $         (0.08)  $         (0.09)
                                           ================  ================  ================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
  Basic                                         53,896,021        51,285,831        47,102,143
                                           ================  ================  ================


    The accompanying notes are an integral part of these consolidated financial statements.



AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------


                                                                                          Period of
                                                                                      December 30, 2002
                                                                     Nine Months     (date of inception)
                                                                         Ended            through
                                                                     March 31, 2004    March 31, 2004
                                                                    ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                          $    (4,058,148)  $    (4,195,430)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                            38,840            38,840
    Common stock issued for services                                      3,350,000         3,350,000

Changes in assets and liabilities (net of business acquisition):
    Inventory                                                                    70                70
    Prepaid expenses and other current assets                               (10,088)           (2,471)
    Deposits and other assets                                                (5,150)           (5,150)
    Accounts payable and accrued liabilities                                 23,817            15,607
                                                                        ----------------  ----------------
          Net cash used by operating activities                            (660,659)         (798,534)
                                                                    ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                  (26,767)          (26,767)
  Purchase of business                                                            -        (1,018,814)
                                                                    ----------------  ----------------
          Net cash (used in)  investing activities                          (26,767)       (1,045,581)
                                                                    ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related parties                                             218,966           218,966
  Proceeds from shareholders                                                406,584           406,584
  Proceeds from sale of common stock and contributed capital                      -         1,218,598
                                                                    ----------------  ----------------
          Net cash provided by financing activities                         625,550         1,844,148
                                                                    ----------------  ----------------

(DECREASE)/INCREASE IN CASH                                                 (61,876)               33

CASH, BEGINNING OF PERIOD                                                    61,909                 -
                                                                    ----------------  ----------------

CASH, END OF PERIOD                                                 $            33   $            33
                                                                    ================  ================


  The accompanying notes are an integral part of these consolidated financial statements.

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2004
----------------------------------------

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

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Aero, its wholly owned subsidiary. Because there were no operations in the period of January 1, 2003 through March 31, 2003, there are no comparative statements of operations and cash flows for the three month period ended March 31, 2003. The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003, and the effect of that purchase is included in the accompanying balance sheet at March 31, 2004. The consolidated entity is considered a development stage enterprise as of March 31, 2004.
(See Subsequent Event Footnote.)

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

The Company, under its new management, has raised over $1,200,000 in cash to effect the acquisition of Dyna-Cam. Management believes that significant capital is required to adequately develop the Dyna-Cam engine and begin operations. In the nine months ended March 31, 2004, shareholders of the Company have contributed advances of approximately $407,000.

During the remainder of 2004 and beyond the Company will require additional capital. Although the current majority stockholders of the Company, as well as an affiliate, have made verbal commitments, with no guarantees, to continue to fund the development and sales and marketing efforts of the Company, if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing will require the Company to delay, curtail or scale back some or all of its research and development programs, sales, marketing efforts and manufacturing operations.


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

Property and equipment is stated at cost less accumulated depreciation.
----------------------
Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. The depreciation expense for the three months ended March 31, 2004 was $6,586 and $18,803 for the nine months ended March 31, 2004.

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

Intangible Assets: Intangible assets are comprised of goodwill and certain
------------------
finite life intangible assets purchased in the acquisition of the Dyna-Cam operating assets. These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company does not amortize goodwill but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No.
142. The finite life of the intangibles will be amortized over 7 to 10 years. The amortization expense for the three months ended March 31, 2004 was $6,679 and $20,037 for the nine months ended March 31, 2004.

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

Aero was incorporated in contemplation of the reverse acquisition of the Company as well as the Dyna-Cam acquisition. A total of 38,944,922 common shares were issued in the reverse merger transaction. However, 1,000,000 of those shares were designated for the Dyna-Cam acquisition. (See Subsequent Event Footnote.) The Company raised $1,218,598 as part of its initial capitalization. This capital was raised among four individuals in contemplation of their receiving the 37,944,922 shares of the Company's common stock in connection with the acquisition of Aero Marine Engine Corp. The value of the 1,000,000 shares issued in connection with the Dyna-Cam purchase was determined to be $0.032 per share, which is the price per share paid by the investors that acquired the 37,944,922 shares for cash.

In connection with the reverse acquisition transaction with Aero, the Company's two controlling shareholders at that time cancelled 9,337,860 shares of common stock held by them. Upon completion of this cancellation, the Company had 11,000,000 shares of common stock remaining outstanding prior to the reverse acquisition transaction.

During the quarter ended March 31, 2004, the Company issued 5,000,000 shares of its common stock in exchange for consulting services rendered to the company pursuant to an S-8 registration statement.

4.     RELATED PARTY TRANSACTIONS

Certain of the Company's shareholders have advanced funds to the Company to cover cash flow deficiencies. During the three and nine months ended March 31, 2004, these shareholders advanced $9,900 and $406,584, respectively, to the Company. The advances have no stated repayment terms. The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually. In addition, an affiliated entity is providing office space to the Company at no charge, and is providing funds for payroll, moving and other general expenses. In the three and nine month periods ended March 31, 2004, the Company incurred and accrued $190,091 and $218,966, respectively, in liabilities to this entity. The advances and funding are based on verbal commitments with no guarantees of future advances or funding.

5.    Subsequent Event

In April, 2004 the Company cancelled 860,000 shares of common stock related to the Dyna-Cam acquisition due to non-performance.


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

PLAN OF OPERATIONS

The Company has verbal commitments to satisfy its cash requirements for the next twelve months at current operating levels and to commence production of the Dyna-Cam Engine. However, the commitments are not binding and there can be no assurance that the Company will in fact receive such funding.

Currently, the Company is developing a spark-assisted version of the Dyna-Cam Engine and researching a full diesel version. The Company intends to conduct further research and development on the Dyna-Cam Engine regarding its chamber design, cylinder heads, fuel delivery system and exhaust removal system.

The Company will need to acquire additional milling capacity and machining equipment to achieve commercial levels of production. At this time, the Company cannot determine with reasonable certainty the amount of equipment that it will need. In January 2004, the Company moved its headquarters and future production capabilities of the Dyna-Cam Engine to Ronkonkoma, New York.

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

In February of 2004 the Company was an exhibitor at the Miami International Boat Show. During this trade show the Company explored new marketing and sales opportunities as well as new applications in the marine industry.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2004

REVENUES

The Company had no revenues for the three months ended March 31, 2004, and the nine months ended March 31, 2004

COSTS AND EXPENSES

For the three months ended March 31, 2004 and nine months ended March 31, 2004, the Company had costs and expenses of $3,635,657 and $4,058,148, respectively. For the three months ended March 31, 2004, these expenses consisted of selling, general and administrative ("SG&A") expenses of $251,405, consulting expense of $3,353,749, professional fees of $11,111 and depreciation and amortization of $13,952. The consulting expenses for the three months and nine months are primarily a result of 5,000,000 shares issued in connection with consulting services performed for the company and valued at market. For the nine months ended March 31, 2004, these expenses consisted of selling, general and administrative ("SG&A") expenses of $520,623 consulting expenses of $3,354,145, professional fees of $133,600 and depreciation and amortization of $38,840.

LOSS FROM OPERATION AND NET LOSS

Loss from operations for the three months ended March 31, 2004 was $3,630,217 and $4,047,208 for the nine months ended March 31, 2004.

Net Loss

Net loss was $3,635,657 for the three months ended March 31, 2004 and $4,058,148 for the nine months ended March 31, 2004. Interest expense for the three months and nine months ended March 31, 2004 was $5,440 and $10,940 respectively. The Company did not recognize a deferred income tax provision or benefit.

Net  Loss Per Share

The Company had a net loss per share of $0.07 for the three months ended March 31, 2004 and $0.08 for the nine months ended March 31, 2004.

Liquidity and Capital Resources

For the three months ended March 31, 2004 as well as the nine months ended March 31, 2004, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

As of March 31, 2004, the Company had accounts payable of $53,418, accrued expenses of $76,168, and due to related parties of $218,966. The due to related party of $218,966 is primarily a result of cash advances made from an affiliate to fund the company's payroll, cash advances for expense's associated with the Company's move to New York, trade show expenses, and funding development costs in connection with the reconfiguration of the Dyna-Cam engine.

As of March 31, 2004, the Company had inventories of $266,519 and working capital of $162,636.

The Company received financing from its majority shareholders in the amount of $1,218,598 during the period from inception (December 30, 2002) through March 31, 2004. In addition, the Company secured financing in the amount of $2,500,000 from existing shareholders, to be advanced to the Company as unsecured shareholder loans, of which $406,584 had been loaned as of March 31, 2004. Although the commitments mentioned above were made, the Company has not been able to obtain such funding. If the Company receives funds, the advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually. There is no repayment schedule at this time. As of March 31, 2004, interest expense of $10,940 has been accrued. In addition, Trans Max Technologies has agreed to extend to the Company a $1.5 million credit line to provide products and services to the Company as discussed below in Part II, Item 5, but this credit line requires the Company to spend money in order to receive additional credit.

During the remainder of 2004 and beyond the Company will require additional capital. Although the current majority stockholders of the Company, as well as an affiliate, have made verbal commitments, with no guarantees, to continue to fund the development and sales and marketing efforts of the Company, if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing will require the Company to delay, curtail or scale back some or all of its research and development programs, sales, marketing efforts and manufacturing operations. The Company is currently dependant on receiving funding from its majority shareholders and an affiliate with the same majority shareholders. If funding were to stop or the Company could not raise additional capital, the Company would not be able to continue operations beyond its current pay cycle.


Critical Accounting Estimates

As of March 31, 2004, the Company has goodwill and net intangible assets of $526,384 and $174,963, respectively. In addition, the Company has a large Net Operating Loss Carry-forward for income tax purposes which is fully reserved.

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

                          PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 5.  OTHER INFORMATION

Robert E. Fyn, Murray H. Stark, Garth S. Bailey and Peter Mergenthaler own majority control of Trans Max Technologies, Inc. as well as majority control of the Registrant. Messrs. Fyn and Stark each own approximately 29% of Trans Max Technologies, Inc. and Messrs. Bailey and Mergenthaler own approximately 12% of Trans Max Technologies, Inc.

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

The Company has relocated to a temporary location it is sharing with Trans Max Technologies, Inc., which is under common control with the Company while renovation and possible purchase of a 65,000 square foot building in Ronkonkoma, New York is pending.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

     31    Certificate of the Chief Executive
           Officer and Chief Financial Officer
           pursuant to Section 302 of the Sarbanes-
           Oxley Act of 2002                                   *

     32    Certificate of the Chief Executive
           Officer and Chief Financial Officer
           pursuant to section 906 of the Sarbanes-
           Oxley Act of 2002                                    *

* FILED HEREIN.


B)     REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the quarter covered by this Report:

On January 15, 2004, a report on Form 8-K was filed announcing that Richard Powers had become a Director and the Company's Chief Executive Officer.

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

Date:  May 24, 2004


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


I, Richard Powers, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Aero Marine Engine, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Aero Marine Engine, Inc.

Date:  May 24, 2004


                                   By: /s/ Richard Powers
                                       -------------------------------
                                       Richard Powers,
                                       Chief Executive Officer and
                                       Principal Financial Officer