Form 10QSB/A
period 2004-03-31
AERO MARINE ENGINE INC
filed 2004-05-27
CIK 1144130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

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

This amended Form 10QSB is being filed as the signature page was omitted from the previous filing. This is the only revision to the amended Form 10QSB.

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

Aero Marine Engine, Inc.

Date: May 24, 2004
By: /s/ Richard Powers
        ------------------
    Richard Powers
    Chief Executive Officer

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