Form 10KSB
period 2004-06-30
AERO MARINE ENGINE INC
filed 2004-11-12
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ___________ to -----------  -------------

AERO MARINE ENGINE, INC.
  (Exact name of small business issuer as specified in its charter)

NEVADA	000-49698	98-0353007
(State of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

One World Trade Center, 121 S.W. Salmon Street, Suite 1100, Portland, Oregon	97204
(Address of principal executive office)	(Zip Code)

(503) 471-1348
(Registrant’s telephone number, including area code)

199 Trade Zone Drive, Ronkonkoma, New York  11779
(Former name, former address and former fiscal year, if changed since last report)

With Copy To:
Patrick C. Clary, Esq.
Patrick C. Clary, Chartered
7201 West Lake Mead Boulevard, Suite 503
Las Vegas, Nevada 89128
(702) 382-0813
(Telephone Number, including Area Code, of Agent for Service)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK, NO PAR VALUE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements  for the past 90 days.  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes [X] No [ }.

For the fiscal year ended June 30, 2004, the Registrant's revenues were $0.  As of June 30, 2004, the Registrant had 54,134,923 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED JUNE 30, 2004

PART I

Page Number
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure

PART III

Item 9.	Directors & Executive Officers, Promoters & Control Persons, Compliance with Section 16 (a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners & Management
Item 12.	Certain Relationships & Related Transactions
Item 13.	Exhibits & Reports on Form 8-K


PART I

ITEM 1.                DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aero Marine Engine, Inc.("Aero Marine", "the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to June 30, 2004.

BUSINESS DEVELOPMENT

Princeton Ventures, Inc. (the "Company") was incorporated in the State of Nevada on May 10, 2001.  The Company had not commenced operations.  On May 30, 2003, the Company exchanged 37,944,922 shares of its common stock for all of the issued and outstanding shares of Aero Marine Engine Corp. ("Aero").  Aero was formed on December 30, 2002.  Aero had no operations and was formed to acquire the assets of Dyna-Cam Engine Corporation.  Thereafter the Company changed its name from Princeton Ventures, Inc. to Aero Marine Engine, Inc.

At the time that the foregoing transaction was agreed to, the Company had 20,337,860 common shares issued and outstanding.  In contemplation of the transaction with Aero, the Company's two primary shareholders cancelled 9,337,860 shares of the Company's common stock held by them, leaving 11,000,000 shares issued and outstanding.  As a result of the acquisition of Aero, there were 48,944,922 common shares outstanding, and the former Aero shareholders held approximately 78% of the Company's voting stock.  For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Aero, under the purchase method of accounting and was treated as a recapitalization with Aero as the acquirer.  Accordingly, the historical financial statements have been restated after giving effect to the May 30, 2003, acquisition of the Company.  The financial statements have been prepared to give retroactive effect to December 30, 2002, the date of inception of Aero, of the reverse acquisition completed on May 30, 2003, and represent the operations of Aero.  Consistent with reverse acquisition accounting: (i) all of Aero's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on May 30, 2003.

Additionally, on June 30, 2003, the Company acquired the operating assets of Dyna-Cam Engine Corp. ("Dyna-Cam").  Dyna-Cam was a development stage enterprise developing a unique axial cam-drive free piston internal combustion engine.  Dyna Cam intended to produce and sell the engine primarily for aircraft and marine applications.  Dyna-Cam had not generated significant revenues at the time of the Company's acquisition.

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Aero, its wholly owned subsidiary.  The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003, and the effect of that purchase is included in the accompanying balance sheet at June 30, 2004 and 2003. The consolidated entity is considered a development stage enterprise as of June 30, 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company faces many operating and industry challenges.  The Company intends to do business in a highly competitive industry.  Future operating losses for the Company are anticipated, and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the initiation and continued expansion of its business.   These factors raise substantial doubt about the Company's ability to continue as a going concern.  Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements, as discussed below, and the success of its future operations.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company, under its new management, has raised over $1,200,000 in cash to effect the acquisition of Dyna-Cam.  Management believes that significant capital is required to adequately develop the Dyna-Cam engine and begin operations.  In the year ended June 30, 2004, shareholders of the Company have advanced $499,776 to assist in funding the operations.

The Company will require additional capital.  Although the current majority stockholders of the Company, as well as an affiliate, have made verbal commitments, with no guaranties, to continue to fund the development and sales and marketing efforts of the Company, if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing will require the Company to delay, curtail or scale back some or all of its research and development programs, sales, marketing efforts and manufacturing operations.

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

The Dyna-Cam engine was FAA approved, and it is expected that Aero Marine will receive additional FAA approval for the engine.

COMPETITION

Aero Marine has many competitors, including major automotive, engine, marine, and aircraft manufacturers, but it believes that it will be competitive in these markets for the reasons mentioned above.

INTELLECTUAL PROPERTY

Aero Marine has one patent relating to the oiling and water cooling system.  In addition, Aero Marine has eight patent applications in process with one relating to cam shaft delivery to valve train.  Aero Marine also has proprietary intellectual property, is exploring the climate to protect its technology and anticipates taking additional steps to protect its technology.

ITEM 2.  DESCRIPTION OF PROPERTY

Aero Marine currently has a month-to-month lease on premises in Portland, Oregon.  Over the next several months, Aero
Marine, will be analyzing the market to determine whether to remain in Oregon or relocate to another area that will be close to markets and suppliers.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to a lawsuit involving a past due claim. This amount has been included in its accounts payable at June 30, 2004, and the Company plans settling the lawsuit by making full payment on the outstanding liability.   There is no other litigation pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation
Bureau, Inc.  The trading symbol for the common stock is ARMR.

The following table sets forth the quarterly high and low bid prices of the common stock for June 30, 2004.  Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Bid Prices

 Quarter Ended

 High

 Low

 June 30, 2004

 $ .28

 $ .14

There were 89 holders of record of the common stock of the Company as of June 30, 2004. The Company has never paid a dividend on its common stock and does not anticipate the payment of dividends in the foreseeable future. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of
$2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the
Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the Rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the
Company's securities and the ability of purchasers of the securities to resell them.

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

OVERVIEW

Aero Marine acquired all of the assets of Dyna-Cam Engine Corporation, manufacturer of the Dyna-Cam(TM) engine. The former
Dyna-Cam engine is undergoing a major redesign, adding new features to the already unique engine.  The new product, henceforth referred to as the Axial Vector Engine (AVE), is a multi-fuel spark assisted internal combustion engine where the pistons drive a cam to generate power to the main shaft. The main shaft is in a parallel direction to piston movement, without connecting rods or crankshaft. The engine has approximately 50% fewer moving parts and less than 50% of the weight of a conventional internal combustion engine; the Axial Vector Engine (AVE) also has a greater horsepower and torque to weight ratio than any known engine;
the AVE can run at RPMs below 100 with high torque and operates with less vibration, and is considerably lighter and smaller than
any know engines produced by the competition.   The unique engine design permits unparalleled fuel economy and very low levels of atmospheric pollutants.

MARKETING STRATEGY

The Company believes that the AVE has major potential in the automotive industry; marine applications; and static applications such as generators, pumps, compressors. Due to its the high torque to weight ratio, the Company believes that the AVE also has application in automotive areas, particularly trucking, construction machinery, heavy industry and farm machines including tractors.

The evaluation results of prototype AVEs presently being built for the US Military by APS will initially play a central a central role in the Company’s marketing strategy.  The Company’s joint venture partner, Adaptive Propulsion
Systems (APS) – a subsidiary of Tactronics – has the exclusive right to manufacture, sell and service all sizes and configurations of AVEs to the US Military as well as to all military of all NATO countries.

The Company will continue to seek out other manufacturing joint ventures or licensing agreements with leading companies in various key industrial sectors. Prior to the Company's acquisition of the assets of Dyna-Cam, the AVE was certified by the Federal
Aviation Agency for use in light aircraft and helicopter and was thus promoted mainly as a light aircraft engine.  The company shall continue that market thrust, however the application of this engine far exceeds light aviation and it is expected AVE will penetrate all sectors of engine applications.

NEW PRODUCTS

As per the terms of the Joint Venture Agreement with Adaptive Propulsion System (APS), the Company provided a full technology disclosure and transfer to APS.  APS has since been very active in redesigning many features of the engine for improved performance and versatility for special military applications.  All the new designs, technology and IP that emerges from the
Joint Venture shall belong to the Company for all applications except military applications by the US and NATO military which has been granted to APS.

MANUFACTURING OVERVIEW

The Company shall decide in the next 3 to 4 months if it will proceed to build a manufacturing line(s) and distribute the product.  The alternative is to provide licenses to top flight firms to manufacture, market, distribute and service the engine.  The firms would be selected on their proven capacity in the engine manufacturing capacity and the benefits to Aero
Marine.

Regardless if the Company directly or indirectly manufactures the engine, many hundred and probably many thousand AVEs shall be manufactured and brought to market during the next year.

LIQUIDITY AND CAPITAL RESOURCES

Certain of the Company's shareholders have advanced funds to the Company to cover cash flow deficiencies.  During the year ended June 30, 2004, these shareholders advanced $499,776 to the Company.  The advances have no stated repayment terms.
The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually.  In addition, an affiliated entity is providing office space to the Company at no charge, and is providing funds for payroll, moving and other general expenses.  In the year ended June 30, 2004, the Company incurred and accrued $314,339 in liabilities to this entity.  The advances and funding are based on verbal commitments with no guarantees of future advances or funding.

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

The engines being developed for the military may not be as successful as expected and could be rejected by the military as a major multi-fuel, high performance engine for their needs.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements

AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

Page(s)

Report of Independent Registered Public Accounting Firm

1

Independent Auditors’ Report

2

Consolidated Financial Statements:

  Balance Sheets at June 30, 2004 and 2003

3

Statements of Operations for the Year Ended June 30, 2004 and
     period December 30, 2002   (Inception) through June 30, 2003
     with Cumulative Totals Since Inception

br

  4

Statements of Changes in Stockholders’ Equity (Deficit)
     for the Year Ended June 30, 2004 and Period December 30, 2002
     (Inception) through June 30, 2003

br

 5

  Statements of Cash Flows for the Year Ended June 30, 2004
     and Period December 30, 2002 (Inception) through
     June 30, 2003 with Cumulative Totals Since Inception

br

 6

Notes to the Consolidated Financial Statements

7-14


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Aero Marine Engine, Inc.
Portland, OR

We have audited the accompanying consolidated balance sheet of Aero Marine Engine, Inc. as of June 30, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the period December 30, 2002 (Inception) through June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regards to these matters are also discussed in Note 5.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aero Marine Engine, Inc. as of June 30, 2004, and the changes in its operations, changes in stockholders’ equity (deficit) and cash flows for the year and period then ended, in conformity with U.S. generally accepted accounting principles.

Bagell Josephs & Company, L.L.C.

Bagell Josephs & Company, L.L.C.

Gibbsboro, New Jersey

November 2, 2004


INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors

Aero Marine Engine, Inc.

We have audited the accompanying consolidated balance sheet of Aero Marine Engine, Inc. as of June 30, 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period December 30, 2002 (Inception) through June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aero Marine Engine, Inc. as of June 30, 2003, and the changes in its operations, changes in stockholders’ equity (deficit) and cash flows for the period December 30, 2002 (Inception) through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has yet to begin revenue generating operations and will require substantial additional capital to implement its plan of operations. Even if additional capital is raised, the Company faces numerous operating challenges. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result should the Company be unable to continue as a going concern.

/S/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, AZ

October 13, 2003


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003

ASSETS

       2004

       2003

 Current Assets:

   Cash and cash equivalents

 $            -

 $     38,909

   Inventory

 -

 266,589

   Prepaid expenses and other current assets

      22,670

       38,582

     Total Current Asset

      22,670

     344,080

   Property and equipment, net of depreciation

 -

 100,000

   Intangible assets, net of impairment and amortization

 -

 195,000

   Goodwill, net of impairment

              -

   526,384

 TOTAL ASSETS

 $    22,670
 ========

 $ 1,165,464
 ========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 LIABILITIES

 Current Liabilities:

   Accounts payable and accrued expenses

 $    56,960

 $   239,524

   Due to shareholders

 499,776

 -

   Due to related company

     314,339

                 -

      Total Current Liabilities

     871,075

     239,524

       Total Liabilities

     871,075

     239,524

 STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $.001 Par Value; 100,000,000 shares authorized no shares issued and outstanding

   Common stock, $.001 Par Value; 100,000,000 shares authorized
   54,994,923 and 49,994,923 shares issued and outstanding

 54,995

 49,995

   Additional paid-in capital

 4,528,512

 1,013,227

   Deficit accumulated during the development stage

   (5,431,912)

   (137,282)

       Total Stockholders' Equity (Deficit)

    (848,405)

    925,940

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 $     22,670
 ========

 $ 1,165,464
 ========

The accompanying notes are an integral part of the consolidated financial statements.


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2004 AND PERIOD

DECEMBER 30, 2002 (INCEPTION) THROUGH JUNE 30, 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

       2003

      2003

 Cumulative Totals
 December 30, 2002 through

            June 30,
2004

 OPERATING REVENUES

   Sales

   $                -

   $               -

   $                 -

 COST OF SALES

-

-

-

 GROSS PROFIT

-

-

-

 OPERATING EXPENSES

    Compensation expense

 432,969

 -

 432,969

    Professional and consulting fees

 3,526,744

 137,282

 3,664,026

    Advertising and promotions

 44,891

 -

 44,891

    Rent

 42,783

 -

 42,783

    General and administrative expenses

 115,443

 -

 115,443

    Depreciation and amortization

        38,840

               -

         38,840

        Total Operating Expenses

   4,201,670

    137,282

    4,338,952

 NET LOSS BEFORE OTHER (EXPENSES)

    AND PROVISION FOR INCOME TAXES

 (4,201,670)

 (137,282)

 (4,338,952)

 OTHER (EXPENSES)

    Interest expense

 (17,130)

 -

 (17,130)

    Impairment of property and equipment

 (107,964)

 -

 (107,964)

    Impairment of goodwill and intangibles

 (701,347)

 -

 (701,347)

    Impairment of inventory

      (266,519)

                -

      (266,519)

        Total Other Expenses

    (1,092,960)

                -

   (1,092,960)

 NET LOSS BEFORE PROVISION FOR INCOME TAXES

 (5,294,630)

 (137,282)

 (5,431,912)

   Provision for income taxes

-

                -

-

 NET LOSS

 $(5,294,630)
 =========

 $  (137,282)
 =========

 $  (5,431,912)
 ==========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

 5,020,833
 =========

 3,350,000
 =========

 NET LOSS PER COMMON SHARE OUTSTANDING

 $    (1.0545)
 =========

 $   (0.0410)
 ========

The accompanying notes are an integral part of the consolidated financial statements.


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED JUNE 30, 2004 AND PERIOD

DECEMBER 30, 2002 (INCEPTION) THROUGH JUNE 30, 2003

 Common Stock

 Additional

 Deficit
 Accumulated
 During the
 Development

 Description

   Shares

  Amount

 Paid - In Capital

       Stage

     Total

 Balance, December 30, 2002

 37,994,923

 $    37,995

 $   1,046,848

 $                -

 $    1,084,843

 Recapitalization for reverse merger

 11,000,000

 11,000

 (61,184)

 -

 (50,184)

 Issuance of shares for services

 1,000,000

 1,000

 27,563

 -

 28,563

 Net loss for the period December 30, 2002
 through June 30, 2003

-

               -

-

    (137,282)

     (137,282)

 Balance, June 30, 2003

 49,994,923

 49,995

 1,013,227

   (137,282)

 925,940

 Issuance of shares for services

 5,000,000

 5,000

 3,345,000

 -

 3,350,000

 Conversion of payables to equity

 -

 -

 170,285

 -

 170,285

 Net loss for the year ended June 30, 2004

               -

               -

-

 (5,294,630)

   (5,294,630)

 Balance, June 30, 2004

 54,994,923
 ========

 $   54,995
 =======

 $  4,528,512
 =========

 $(5,431,912)
 =========

 $  (848,405)
 =========

The accompanying notes are an integral part of the consolidated financial statements.


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2004 AND PERIOD

DECEMBER 30, 2002 (INCEPTION) THROUGH JUNE 30, 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

 2004

 2003

 Cumulative Totals
 December 30, 2002 through
             June 30,
2004

 CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss

   $  (5,294,630)

   $     (137,282)

 $          (5,431,912)

   Adjustments to reconcile net loss to net cash
     used in operating activities

      Common stock issued for services

        3,350,000

                     -

 3,350,000

      Depreciation and amortization

             38,840

                     -

 38,840

      Impairment of property and equipment

           107,964

                     -

   107,964

       Impairment of goodwill and intangibles

           701,347

                     -

 701,347

      Impairment of inventory

           266,519

                     -

 266,519

   Changes in assets and liabilities

      Decrease in prepaid expenses and other current assets

             15,982

           (15,383)

   599

      Increase in accounts payable and accrued expenses

           (12,279)

          125,545

              113,266

      Total adjustments

        4,468,373

          110,162

   4,578,535

       Net cash (used in) operating activities

         (826,257)

           (27,120)

   (853,377)

 CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of business

                     -

      (1,018,814)

   (1,018,814)

    Acquisitions of fixed assets

            (26,767)

-

      (26,767)

       Net cash (used in) investing activities

           (26,767)

      (1,018,814)

 (1,045,581)

 CASH FLOWS FROM FINANCING ACTIVITES

    Proceeds from the sale of stock

-

       1,084,843

 1,084,843

    Advances from shareholders, net

           499,776

-

 499,776

    Advances from related company, net

           314,339

-

      314,339

        Net cash provided by financing activities

            814,115

       1,084,843

 1,898,958

NET INCREASE IN CASH AND CASH EQUIVALENTS

           (38,909)

            38,909

              -

 CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR

             38,909

-

                    -

 CASH AND CASH EQUIVALENTS - END OF YEAR

$
-
 ==========

   $        38,909
 ==========

   $                -
 =========

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid during the year for interst

   $              190
 ==========

   $
-
 =========

   $                190
 ===========

    Common stock issued for services

   $    3,350,000
 ==========

   $
-
 =========

   $      3,350,000
 ===========

      Impairment of property and equipment

   $       107,964
 ==========

   $                -
 =========

   $         107,964
 ===========

      Impairment of goodwill and intangibles

   $       701,347
 ==========

   $                -
 =========

   $         701,347
 ===========

      Impairment of inventory

   $       266,519
 ==========

   $                -
 =========

   $         266,519
 ===========

      Conversion of payables to equity

   $       170,285
 ==========

   $                -
 =========

   $         170,285
 ===========

The accompanying notes are an integral part of the consolidated financial statements.


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

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

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Aero, its wholly owned subsidiary.  The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003, and the effect of that purchase is included in the accompanying balance sheet at June 30, 2004 and 2003. The consolidated entity is considered a development stage enterprise as of June 30, 2004.


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003 (CONTINUED)

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

The Company, under its new management, has raised over $1,200,000 in cash to effect the acquisition of Dyna-Cam.  Management believes that significant capital is required to adequately develop the Dyna-Cam engine and begin operations.  In the year ended June 30, 2004, shareholders of the Company have advanced $499,776 to assist in funding the operations.

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

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aero Marine Engine Corp.  All significant intercompany accounts and transactions are eliminated.

Inventories consisted of raw materials and purchased parts used in the manufacturing of engines.  The Company records its inventory at the lower of cost (first-in, first-out) or market. The Company has determined that all inventory as of June 30, 2004 is obsolete and has written off the remaining $266,519.


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003 (CONTINUED)

Property and equipment is stated at cost less accumulated depreciation.

Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years.  The depreciation expense was $18,803 and $0 for the years ended June 30, 2004 and 2003. The Company has determined that the remaining $107,964 of net fixed assets has been impaired as of June 30, 2004 and has written down the balance of property and equipment to $0.

Income taxes: The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments: Financial instruments consist primarily of cash and obligations under accounts payable and accrued expenses.  The carrying amounts of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year as prescribed by the provisions of SFAS No. 128 Earnings Per Share.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Intangible Assets: Intangible assets are comprised of goodwill and certain finite life intangible assets purchased in the acquisition of the Dyna-Cam operating assets.  These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets.  The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets.  The Company does not amortize goodwill but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142.  The finite life of the intangibles will be amortized over 7 to 10 years. The amortization expense was $20,037 and $0 for the years ended June 30, 2004 and 2003.


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003 (CONTINUED)

Recently Issued Accounting Pronouncements:

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities".  This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred.  The requirements of SFAS No. 146 apply prospectively after June 30, 2003, and as such, the Company cannot reasonably estimate the impact of adopting these new rules.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial statements.

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


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003 (CONTINUED)

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

Impairment of long-lived assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value.  The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.  The company re-valued its long term assets in the forth quarter and charged earnings $701,347.

3.                    STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of June 30, 2004 and 2003, the Company has 54,134,923 and 49,994,923 (post-split) shares of common stock issued and outstanding.

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


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003 (CONTINUED)

In connection with the reverse acquisition transaction with Aero, the Company's two controlling shareholders at that time cancelled 9,337,860 shares of common stock held by them.  Upon completion of this cancellation, the Company had 11,000,000 shares of common stock remaining outstanding prior to the reverse acquisition transaction.

On January 22, 2004, the Company issued 5,000,000 shares of its common stock in exchange for consulting services rendered to the company pursuant to an S-8 registration statement. These shares were valued at $3,350,000 ($.67 per share), the fair value of the stock at the date of issuance.

The Company at June 30, 2004 and 2003 has 100,000,000 shares of preferred stock authorized and no shares issued and outstanding.

4.                    RELATED PARTY TRANSACTIONS

Certain of the Company's shareholders have advanced funds to the Company to cover cash flow deficiencies.  During the year ended June 30, 2004, these shareholders advanced $499,776 to the Company.  The advances have no stated repayment terms.  The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually.  In addition, an affiliated entity is providing office space to the Company at no charge, and is providing funds for payroll, moving and other general expenses.  In the year ended June 30, 2004, the Company incurred and accrued $314,339 in liabilities to this entity.  The advances and funding are based on verbal commitments with no guarantees of future advances or funding.

5.                    GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the years ended June 30, 2004 and 2003, and since inception. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments that might result.

6.                    COMMITMENT

The Company is a party to a lawsuit involving a past due claim. This amount has been included in its accounts payable at June 30, 2004, and the Company plans on making full payment on the outstanding liability.


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003 (CONTINUED)

7.                    SUBSEQUENT EVENTS

On July 1, 2004 Financial Investors, Inc. and Eastern Business Associates, Inc. each acquired 6,333,784 shares of the Company’s stock or 11.7% of the outstanding shares and Balboa Group, Inc. acquired 19,001,352 shares of the Company’s stock or 35.1% of the outstanding shares resulting in a change in control of the Company.  All three companies have the same Managing Director.

On July 7, 2004 the Company changed transfer agents from Manhattan Transfer Register Company to Intercontinental Registrar & Transfer Agency, Inc.

On July 30, 2004 with an effective date of August 9, 2004 the Board of Directors adopted a resolution authorizing and approving a 100 to 1 reverse stock split and the new trading symbol of the company is AOME.

On August 24, 2004 the company purchased Transporter, Inc a company which has developed video conferencing software allowing the creation of virtual private networks that are PC based, have no need to use servers or special equipment, and operate on any broadband connection. The purchase price was $3,000,000, $100,000 of which is payable within 60 days of the date of the Exclusive Purchase Agreement with the balance payable in intervals over 24 months. In addition, the former stockholders of Transporter, Inc. are to be issued 1,000,000 shares of the common stock of the Company. At the end of a two year period the shares are guaranteed to be worth at least $2.00 per share, and, if worth less, additional shares of stock will then be issued to make up the difference.

On August 24, 2004 the Company acquired through an assignment by International Equity Partners, SA all rights, title, and interest in the aforesaid Exclusive Purchase Agreement in exchange for 25,000,000 shares of common stock of the Registrant. All certificates issued will bear the appropriate 2-year restrictive legend.

This issuance of stock changes the control of the Company to International Equity Partners, SA, a company with the same Managing Director as the three former control companies.

On August 24 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics.  Adaptive will provide 100% of the capital and labor to build to military grade engines based on the Registrant’s Dyna Cam engine design.  Adaptive will pay the Company a 20% gross royalty on all orders of the engines sold to the United States Government.  The Company will have the rest of the world military market and all civilian commercial applications, and the Company will pay a five (5%) percent royalty on such orders to Adaptive.


AERO MARINE ENGINE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003 (CONTINUED)

7.                    SUBSEQUENT EVENTS (CONTINUED)

On August 25, 2004 the Company entered into a Consulting Fee Agreement with Carlyle Financial Consulting Group, which will continue to provide consulting services for all of the Company’s businesses and will also continue to coordinate prospective acquisitions in European countries and the Arabian Gulf.  The consulting fee is 1,400,000 shares of common stock of the Company, which shares the Company has registered with the Securities and Exchange Commission on the Form S-8 Registration Statement under the Securities Act of 1933.

8.                    PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2004 and 2003, deferred tax assets consist of the following:

2004

   2003

Net operating loss carryforwards

$  1,790,509

$  47,261

Less:  valuation allowance

(1,790,509)

 (47,261)

$             -0-

=========

$          -0-

=======

At June 30, 2004 and 2003, the Company had federal net operating loss carryforwards in the approximate amounts of $5,431,786 and $137,282, respectively available to offset future taxable income through 2021.   The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                 FINANCIAL DISCLOSURE

On October 5, 2004 Epstein Weber & Conover, PLC (“EW&C”) was discharges as the independent registered public accounting firm for the Company.  Effective upon that date, Bagell, Josephs & Company, LLC was appointed as the new independent registered public accounting firm for the Company.  The decision to discharge EW&C and to appoint Bagell,
Josephs & Company, LLC was approved by the Company’s Board of Directors.

EW&C reports on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except as it relates to the auditors’ issuance of a going concern opinion on the financial statements for the period ended June 30,
2003.  EW&C served as the Company’s independent registered public accounting firm for the fiscal period December 30,
2002, (date of inception) to June 30, 2003, and interim periods through March 31, 2004.

During the Company’s most recent fiscal year and the period from July 1, 2003 through October 5, 2004, there were no disagreements with EW&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EW&C, would have caused it to make reference to the subject matter of the disagreements in connection with its report; and there were no reportable events as defined in Item
304(a)(1)(v) of Regulation S-B.

The Company provided EW&C with a copy of this Item and requested that EW&C furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements by the Company in this Item and, if not, stating the respects in which it does not agree.  A letter from EW&C to such effect is attached hereto as Exhibit 16.1.

During the period December 30, 2002, (date of inception) through the date of this Form 10KSB, the Company did not consult
Bagell, Josephs & Company, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-KSB, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of Benjamin Langford, President, Chief Executive
Officer and Chief Financial Officer. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this
Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange
Commission's rules and forms. Based on that evaluation, Mr. Langford concluded that the Company’s disclosure controls and procedures were effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings and satisfying the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE

                 WITH SECTION 16(A) OF THE
EXCHANGE ACT.

DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:

 Name

 Age

 Position

 Director Since

 Benjamin Langford

 55

 President and Director

 June 8, 2004

 Donald Whitehead

 68

 Secretary and Director

 June 9, 2004

 Jeffrey Floyd

 57

 Treasurer and Director

 June 9, 2004

Benjamin Langford, President and Director.  Mr. Langford was employed from 1999 to 2000 at Jefferson Smurfit Corporation in their Oregon City Division in the Production Department.  In 2000 until present, Mr. Langford has been President and sole owner of Langford Unlimited, as a business consultant.

Donald Whitehead, Secretary and Director.  Since 1999 to present, Mr. Whitehead has been the President and owner of Witness
Enterprise & Consulting International, LTD., as a business consultant.

Jeffrey Floyd, Treasure and Director.  Since 1999 to present, Mr. Floyd has been the President and owner of Floyd &
Associates, as a business consultant.

All Directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.  Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

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

Company.

SUMMARY COMPENSATION TABLE

 Name

 Fiscal Year

 Position

 Salary

 Benjamin Langford

 2004

 President and Director

 2,000.00

 Donald Whitehead

 2004

 Secretary and Director

   500.00

 Jeffrey Floyd

 2004

 Treasurer and Director

   500.00

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth information as of June 30, 2004, with respect to the beneficial ownership of the common stock by
(i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

No officer or director owns 5% or more of the common stock of the Company.

CHANGES IN CONTROL

On June 9, 2004, a special meeting of the Board of Directors of the corporation was held and Donald Whitehead and Jeffrey Floyd were elected as directors of the Company this corporation to serve as such directors until their successors are elected and shall qualify; and that Benjamin Langford, Donald Whitehead and Jeffrey Floyd were elected President, Secretary and Treasurer, respectively, of the Company.  Benjamin Langford, the President and authorized representative of the corporation, was expressly authorized and directed to assume control of the corporation including but not limited to taking control of the corporation’s offices in the building located on Trade Zone Drive, Ronkonkoma, New York.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 1, 2004 Financial Investors, Inc. and Eastern Business Associates, Inc. each acquired 6,333,784 shares of the Company’s stock or 11.7% of the outstanding shares and Balboa Group, Inc. acquired 19,001,352 shares of the Company’s stock or 35.1% of the outstanding shares resulting in a change in control of the Company.  All three companies have the same Managing Director, who is Samuel J. Higgins.

On August 24, 2004 the Company purchased Transporter, Inc., a company which has developed video conferencing software allowing the creation of virtual private networks that are PC based, have no need to use servers or special equipment, and operate on any broadband connection. The purchase price was $3,000,000, $100,000 of which is payable within 60 days of the date of the Acquisition Agreement with the balance payable in intervals over 24 months. In addition, the former shareholders of Transporter, Inc. are to be issued 1,000,000 shares of the common stock of the Company. At the end of a two year period the shares were guaranteed to be worth at least $2.00 per share, and, if worth less, additional shares of stock of the Company would then be issued to make up the difference.

On August 24, 2004 the Company acquired through an assignment by International Equity Partners, SA all rights, title, and interest in the aforesaid Acquisition Agreement in exchange for 25,000,000 shares of common stock of the Company.  All certificates issued will bear the appropriate 2-year restrictive legends.

On August 24 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics.  Adaptive will provide 100% of the capital and labor to build to military grade engines based on the Company’s Dyna Cam engine design.  Adaptive will pay the Company a 20% gross royalty on all orders, if any, of the engines sold to the United States Government.  The Company will have the rest of the world military market and all civilian commercial applications, and the Company will pay a five (5%) percent royalty on such orders to Adaptive.

On August 25, 2004 the Company entered into a Consulting Fee Agreement with Carlyle Financial Consulting Group, which will continue to provide consulting services for all of the Company’s businesses and will also continue to coordinate prospective acquisitions in European countries and the Arabian Gulf.  The consulting fee is 1,400,000 shares of common stock of the Company, which shares the Company has registered with the Securities and Exchange Commission on the Form S-8 Registration Statement under the Securities Act of 1933.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS

 EXHIBIT NUMBER

 DESCRIPTION

 LOCATION

 3.1

 Articles of Incorporation

 Incorporated by reference to 3.1 to the Registrant's Form 10-SB Registration

 3.2

 Bylaws

 Incorporated by reference to 3.2 to the Registrant's Form 10-SB Registration

 31

 Rule 15d-14(a)
 Certification

 Attached

 32

 Rule 1350
 Certification

 Attached

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERO MARINE ENGINE, INC.

DATED:  November 10, 2004
                By: /s/Benjamin Langford

                Benjamin Langford, President, Chief
Executive Officer,

                Chief Financial Officer and Director