Form 10QSB
period 2004-09-30
AERO MARINE ENGINE INC
filed 2004-11-19
CIK 1144130

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                                              to

AERO MARINE TECHNOLOGIES, INC.
(Exact name of registrant as it appears in its charter)

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

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:  Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.  Yes X No

At the end of the quarter ending September 30, 2004 there were 28,141,349 issued and outstanding shares of the registrant’s common stock.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY) CONDENSED
CONSOLIDATED FINANCIALS
FOR PERIOD ENDING SEPTEMBER 30, 2004 (UNAUDITED)


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY) CONDENSED
CONSOLIDATED FINANCIALS
SEPTEMBER 30, 2004 (UNAUDITED)

ASSETS
2004
Current Assets:
Cash and cash equivalents	$ -
Inventory	-
Prepaid expenses and other current assets	22,670

Total Current Asset	22,670

Property and equipment, net of depreciation	-

Intangible assets, net of impairment and amortization	3,050,000

Goodwill, net of impairment	-

TOTAL ASSETS	$ 3,072,670 =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 3,058,460
Due to shareholders	548,776
Due to related company	314,339

Total Current Liabilities	3,921,575

Total Liabilities	3,921,575

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 100,000,000 shares authorized no shares issued and outstanding
Common stock, $.001 Par Value; 100,000,000 shares authorized 54,994,923 and 49,994,923 shares issued and outstanding	28,141
Additional paid-in capital	5,476,866
Deficit accumulated during the development stage	(6,353,912)

Total Stockholders' Equity (Deficit)	(848,905)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,072,670 =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	2004	2003	Cumulative Totals December 30, 2002 through September 30, 2004
OPERATING REVENUES
Sales	$ -	$ -	$ -
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSES
Compensation expense	-	-	432,969
Professional and consulting fees	92,500	94,049	3,756,526
Advertising and promotions	-	-	44,891
Rent	-	-	42,783
General and administrative expenses	15,500	112,459	130,943
Depreciation and amortization	-	12,444	38,840
Total Operating Expenses	108,000	218,952	4,446,952
NET LOSS BEFORE OTHER (EXPENSES)
AND PROVISION FOR INCOME TAXES	(108,000)	(218,952)	(4,446,952)
OTHER (EXPENSES)
Interest expense	(1,500)	-	(18,630)
Impairment of property and equipment	-	-	(107,964)
Impairment of goodwill and intangibles	(812,500)	-	(1,513,847)
Impairment of inventory	-	-	(266,519)
Total Other Expenses	(814,000)	-	(1,906,960)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(922,000)	(218,952)	(6,353,912)
Provision for income taxes	-	-	-
NET LOSS	$ (922,000) ============	$ (218,952) ==========	$ (6,353,912) ============
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0887) ===========	$ (0.04148) ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,863,844 ===========	5,278,087 ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,295,724 ===========	49,994,922 ==========
NET LOSS PER COMMON SHARE OUTSTANDING	$ (0.0816) ============	$ (0.0044) ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	2004	2003	Cumulative Totals December 30, 2002 through September30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (922,000)	$ (218,952)	$ (6,353,912)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	59,000	-	3,409,000
Depreciation and amortization	-	12,444	38,840
Impairment of property and equipment	-	-	107,964
Impairment of goodwill and intangibles	812,500	-	1,513,847
Impairment of inventory	-	-	266,519
Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	-	15,652	599
Increase in accounts payable and accrued expenses	3,001,500	(32,935)	3,114,766
Total adjustments	3,873,000	(4,839)	8,451,535
Net cash (used in) operating activities	2,951,000	(223,791)	2,097,623
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	-	-	(1,018,814)
Acquisitions of fixed assets	(3,000,000)	(26,767)	(3,026,767)
Net cash (used in) investing activities	(3,000,000)	(26,767)	(4,045,581)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the sale of stock		-	1,084,843
Advances from shareholders, net	49,000	218,684	548,776
Advances from related company, net	-	-	314,339
Net cash provided by financing activities	49,000	218,684	1,947,958
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(31,874)	-
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	61,909	-
CASH AND CASH EQUIVALENTS - END OF YEAR	$ - ==========	$ 30,035 ==========	$ - ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$ - ==========	$ - =========	$ 190 ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued for services	$ 59,000 ===========	$ - ==========	$ 3,409,000 ==========
Impairment of property and equipment	$ - ===========	$ - ==========	$ 107,964 ==========
Impairment of goodwill and intangibles	$ 812,500 ===========	$ - ==========	$ 1,513,847 ==========
Impairment of inventory	$ - ===========	$ - ==========	$ 266,519 ==========
Conversion of payables to equity	$ - ===========	$ - ==========	$ 170,285 ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


 AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

1.     ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.  In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Additionally, on June 30, 2003, the Company acquired the operating assets of Dyna-Cam Engine Corp. ("Dyna-Cam").  Dyna-Cam was a development stage enterprise developing a unique, axial cam-drive, free piston, internal combustion engine.  Dyna-Cam intended to produce and sell the engine primarily for aircraft and marine applications.  Dyna-Cam had not generated significant revenues at the time of the Company's acquisition.

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Aero, its wholly owned subsidiary.  The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003, and the effect of that purchase is included in the accompanying balance sheet at September 30, 2004 and 2003. The consolidated entity is considered a development stage enterprise as of September 30, 2004.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company faces many operating and industry challenges.  The Company intends to do business in a highly competitive industry.  Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the initiation and continued expansion of its business.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements, as discussed below, and the success of its future operations.  The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company, under its new management, has raised over $1,200,000 in cash to effect the acquisition of Dyna-Cam.  Management believes that significant capital is required to adequately develop the Dyna-Cam engine and begin operations.  In the three months ended September 30, 2004, shareholders of the Company have advanced $548,776 to assist in funding the operations.

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

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aero Marine Engine Corp.  All significant inter-company accounts and transactions are eliminated.

Inventories consisted of raw materials and purchased parts used in the manufacturing of engines.  The Company records its inventory at the lower of cost (first-in, first-out) or market. The Company has determined that all of the inventory is obsolete and has been written off.

Property and equipment is stated at cost less accumulated depreciation.

Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years.  The depreciation expense was $-0- and $12,444 for the three months ended September 30, 2004 and 2003. All remaining amounts had been written off as of June 30, 2004.

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

Intangible Assets: Intangible assets are comprised of goodwill, certain finite life intangible assets purchased in the acquisition of the Dyna-Cam operating assets, and intellectual property.  These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets.  The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets.  The Company does not amortize goodwill but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142.  The finite life of the intangibles will be amortized over 7 to 10 years.

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

Impairment of long-lived assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value.  The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.  The Company revalued its long-term assets at September 30, 2004 and charged earnings $812,500.

3.     STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of September 30, 2004 and 2003, the Company has 28,141,349 (post-split) and 49,134,923 (post-split) shares of common stock issued and outstanding.

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

On August 24, 2004 the Company acquired through an assignment by International Equity Partners, SA all rights, title, and interest in an Exclusive Purchase Agreement purchasing Transporter Inc., a company developing video conferencing software allowing the creation of virtual private networks that are PC based, have no need to use servers or special equipment, and operate on any broadband connection, in exchange for 25,000,000 shares of common stock of the Registrant and assumption of the rights and obligations under the aforesaid exclusive purchase agreement, those terms being a purchase price of $3,000,000 to be paid as follows: $100,000 within 60 days of the signing of the agreement and an additional $900,000 within 24 months of the original signing date.  The $2,000,000 balance was paid by issuing 1,000,000 shares of the Company’s stock at a deemed value of $2.00 per share.  At the end of a two year period the shares are guaranteed to be worth to Transporter, and, if worth less, additional shares of stock will be issued to make up the difference.  The value of the shares is $50,000 ($0.05 per share).  All certificates issued bear the appropriate 2 year restrictive legend.  The value of the issuance is $812,500, the fair value of the stock at the date of the transaction.

On August 25, 2004 the Company entered into a Consulting Fee Agreement with Carlyle Financial Consulting Group, which will continue to provide consulting services for all of the Company’s businesses and will also continue to coordinate prospective acquisitions in European countries and the Arabian Gulf.  The consulting fee, is 1,400,000 shares of common stock of the Company, of which the Company has registered with the Securities and Exchange Commission on the Form S-8 Registration Statement under the Securities Act of 1933.

On September 9, 2004 the Company issued 200,000 shares of common stock of the Company is exchange for legal and professional services rendered and to be rendered.

The Company, at September 30, 2004 and 2003, has 100,000,000 shares of preferred stock authorized and no shares issued and outstanding.

4.     RELATED PARTY TRANSACTIONS

Certain of the Company's shareholders have advanced funds to the Company to cover cash flow deficiencies.  During the three months ended September 30, 2004, these shareholders advanced $49,000 to the Company.  The advances have no stated repayment terms.  The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually.  In addition, an affiliated entity is providing office space to the Company at no charge, and is providing funds for payroll, moving and other general expenses.  As of September 30, 2004, the Company incurred and accrued $314,339 in liabilities to this entity.  The advances and funding are based on verbal commitments with no guarantees of future advances or funding.

5.     GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net loss for the three months ended September 30, 2004 and 2003, and since inception. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments that might result
6.      COMMITMENT

The Company is a party to a lawsuit involving a past due claim. This amount has been included in its accounts payable at September 30, 2004, and the Company plans on making full payment on the outstanding liability.

On August 24 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics.  Adaptive will provide 100% of the capital and labor to build military grade engines based on the Registrant’s Dyna-Cam engine design.  Adaptive will pay the Company a 20% gross royalty on all orders of the engines sold to the United States Government.  The Company will have the rest of the world military market and all civilian commercial applications, and the Company will pay a five (5%) percent royalty on such orders to Adaptive.

7.     PROVISION FOR INCOME TAXES

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

At September 30, 2004 and 2003, deferred tax assets consist of the following:

                                                                                2004                        2003

Net operating loss carryforwards                     $ 2,096,791            $ 47,261

Less:  valuation allowance                                (2,096,791)              (47,261)
                                                                               $    -0-                    $       -0-
                                                                             =========           =======

At September 30, 2004 and 2003, the Company had federal net operating loss carry forwards in the approximate amounts of $6,353,912 and $356,234, respectively available to offset future taxable income through 2021.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-looking Statements

This Report on Form 10-QSB contains certain forward-looking statements. These forward-looking statements include statements regarding (i) marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Company's existing and proposed services; and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of the Company which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

Additionally, on June 30, 2003, the Company acquired the operating assets of Dyna-Cam Engine Corp. ("Dyna-Cam").  Dyna-Cam was a development stage enterprise developing a unique, axial cam-drive, free piston, internal combustion engine.  Dyna-Cam intended to produce and sell the engine primarily for aircraft and marine applications.  Dyna-Cam had not generated significant revenues at the time of the Company's acquisition.

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Aero, its wholly owned subsidiary.  The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003, and the effect of that purchase is included in the accompanying balance sheet at September 30, 2004 and 2003. The consolidated entity is considered a development stage enterprise as of September 30, 2004.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company faces many operating and industry challenges.  The Company intends to do business in a highly competitive industry.  Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the initiation and continued expansion of its business.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements, as discussed below, and the success of its future operations.  The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company, under its new management, has raised over $1,200,000 in cash to effect the acquisition of Dyna-Cam.  Management believes that significant capital is required to adequately develop the Dyna-Cam engine and begin operations.  In the three months ended September 30, 2004, shareholders of the Company have advanced $548,776 to assist in funding the operations.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is a party to a lawsuit involving a past due claim. This amount has been included in its accounts payable at September 30, 2004, and the Company plans on making full payment on the outstanding liability.

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.  Other Events.

On August 24, 2004 the Company acquired through an assignment by International Equity Partners, SA all rights, title, and interest in an Exclusive Purchase Agreement purchasing Transporter Inc., a company developing video conferencing software allowing the creation of virtual private networks that are PC based, have no need to use servers or special equipment, and operate on any broadband connection, in exchange for 25,000,000 shares of common stock of the Registrant and assumption of the rights and obligations under the aforesaid exclusive purchase agreement, those terms being a purchase price of $3,000,000 to be paid as follows: $100,000 within 60 days of the signing of the agreement and an additional $900,000 within 24 months of the original signing date.  The $2,000,000 balance was paid by issuing 1,000,000 shares of the Company’s stock at a deemed value of $2.00 per share.  At the end of a two year period the shares are guaranteed to be worth to Transporter, and, if worth less, additional shares of stock will be issued to make up the difference.  The value of the shares is $50,000 ($0.05 per share).  All certificates issued bear the appropriate 2 year restrictive legend.  The value of the issuance is $812,500, the fair value of the stock at the date of the transaction.

Item 6.   Exhibits and Reports.

(a)                EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
31	Rule 15d-14(a) Certification	Attached
32	Rule 1350 Certification	Attached

REPORTS ON FORM 8-K.

Form 8-K filed on July 21, 2004, Current Report, Item 5 and incorporated herein.

Form 8-K filed on July 21, 2004, Current Report, Item 5 and incorporated herein.

Form 8-K filed on August 4, 2004, Current Report, Item 5 and incorporated herein.

Form 8-K/A filed on August 12, 2004, [Amend] Current Report, Item 5 and incorporated herein.

Form 8-K filed on September 2, 2004, Current Report, Item 1.01 and 9.01 and incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

AERO MARINE ENGINE, INC.
Dated: November 17, 2004	By: /s/ Benjamin Langford Benjamin Langford, President