Form 10KSB/A
period 2004-06-30
AERO MARINE ENGINE INC
filed 2005-02-14
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Bagell Josephs & Company, L.L.C.

Bagell Josephs & Company, L.L.C.

Gibbsboro, New Jersey

November 2, 2004


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

 Aero Marine Engine, Inc.:

We have audited the accompanying consolidated balance sheet of Aero Marine Engine, Inc. (a development stage enterprise) as of
June 30, 2003 and the related consolidated statement of operations, stockholders’ equity and cash flows for the period
December 30, 2002, (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/EPSTEIN, WEBER & CONOVER, P.L.C.

   Scottsdale, Arizona

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

AERO MARINE ENGINE, INC.

DATED:  February 11,
2005
By: /s/Raymond Brouzes

Raymond Brouzes, President, Chief Executive Officer,

Chief Financial Officer and Director