Form 10QSB
period 2004-12-31
AERO MARINE ENGINE INC
filed 2005-02-14
CIK 1144130

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                                              to

AERO MARINE TECHNOLOGIES, INC.
(Exact name of registrant as it appears in its charter)

000-49698
Commission File Number)

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
7201 West Lake Mead Boulevard
Suite 503
Las Vegas, Nevada 89128
(702) 382-0813

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:  Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.  Yes X No

At the end of the quarter ending December 31, 2004 there were 28,299,166 issued and outstanding shares of the registrant’s common stock.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY) CONDENSED
CONDENSED CONSOLIDATED FINANCIALS
DECEMBER 31, 2004 AND 2003


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY) CONDENSED
INDEX TO CONDENSED CONSOLIDATED FINANCIALS

(UNAUDITED)

PAGE(S)
Condensed Consolidated Financial Statements:

Balance Sheet at December 31, 2004	1

Statements of Operations for the six and three months ended December 31, 2004 and 2003 (With Cumulative totals since Inception)	2

Statements of Cash Flows for the six months ended December 31, 2004 and 2003 (With Cumulative totals since Inception)	3

Notice to the Condensed Consolidated Financial Statements	4-11


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$ 2,418
Prepaid expenses and other current assets	22,670

Total Current Assets	25,088

Property and equipment, net of depreciation	11,456

Intangible assets, net of impairment and amortization	3,050,000

TOTAL ASSETS	$ 3,086,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 3,055,311
Due to shareholders	624,499
Due to related company	314,339

Total Current Liabilities	3,994,149

Total Liabilities	3,994,149

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 100,000,000 shares authorized no shares issued and outstanding
Common stock, $.001 Par Value; 100,000,000 shares authorized
28,299,166 shares issued and outstanding	28,299
Additional paid-in capital	5,526,708
Deficit accumulated during the development stage	(6,462,612)

Total Stockholders' Equity (Deficit)	(907,605)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,086,544

The accompanying notes are an integral part of the condensed consolidated financial statements.


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		THREE MINTHS ENDED		CUMULATIVE TOTALS
	DECEMBER 31		DECEMBER 31		DECEMBER 30, 2002 through
	2004	2003	2004	2003	DECEMBER 31, 2004

OPERATING REVENUES
Sales	$ -	$ -	$ -	$ -	$ -

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Compensation expense	-	170,407	-	78,833	432,969
Professional and consulting fees	174,500	132,885	82,000	38,836	3,838,526
Advertising and promotions	-	955	-	955	44,891
Rent	-	26,683	-	26,683	42,783
General and administrative expenses	40,062	66,672	24,562	45,787	155,505
Depreciation and amortization	287	24,888	287	12,444	39,127
Total Operating Expenses	214,849	422,490	106,849	203,538	4,553,801

NET LOSS BEFORE OTHER (EXPENSES)
AND PROVISION FOR INCOME TAXES	(214,849)	(422,490)	(106,849)	(203,538)	(4,553,801)

OTHE (EXPENSES)
Interest expense	(3,351)	-	(1,851)	-	(20,481)
Impairment of property and equipment	-	-	-	-	(107,964)
Impairment of goodwill and intangibles	(812,500)	-	-	-	(1,513,847)
Impairment of inventory	-	-	-	-	(266,519)

Total Other Expenses	(815,851)	-	(1,851)	-	(1,908,811)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(1,030,700)	(422,490)	(108,700)	(203,538)	(6,462,612)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (1,030,700)	$ (422,490)	$ (108,700)	$ (203,538)	$ (6,462,612)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	19,764,859	49,994,922	28,234,413	49,994,922

NET LOSS PER COMMON SHARE OUTSTANDING	$ (0.0521)	$ (0.0085)	$ (0.0038)	$ (0.0041)

The accompanying notes are an integral part of the condensed consolidated financial statements.


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 30, 2002 through
	2004	2003	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,030,700)	$ (203,538)	$ (6,462,612)
Adjustments to reconcile net loss to net cash
used in operating activities
Prior period adjustment		(137,283)	(137,283)
Common stock issued for services	109,000	-	3,459,000
Depreciation and amortization	287	12,444	39,127
Impairment of property and equipment	-	-	107,964
Impairment of goodwill and intangibles	812,500	-	1,513,847
Impairment of inventory	-	-	266,519
Changes in assets and liabilities
(Increase) in inventory	-	(266,519)	(266,519)
Decrease in prepaid expenses and other current assets	-	-	599
Increase in accounts payable and accrued expenses	2,998,351	49,159	3,515,419
Total adjustments	3,920,138	(342,199)	8,498,673
Net cash (used in) operating activities	2,889,438	(545,737)	2,036,061
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	-	-	(1,018,814)
Acquisitions of fixed assets	(3,011,743)	(870,821)	(3,038,510)
Net cash (used in) investing activities	(3,011,743)	(870,821)	(4,057,324)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the sale of stock	-	1,196,977	1,084,843
Advances from shareholders, net	124,723	425,859	624,499
Advances from related company, net	-	28,875	314,339
Net cash provided by financing activities	124,723	1,651,711	2,023,681
NET INCREASE IN
CASH AND CASH EQUIVALENTS	2,418	235,153	2,418
CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	-	-
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 2,418	$ 235,153	$ 2,418
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$ -	$ -	$ 190
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued for services	$ 109,000	$ -	$ 3,459,000
Impairment of property and equipment	$ -	$ -	$ 107,964
Impairment of goodwill and intangibles	$ 812,500	$ -	$ 1,513,847
Impairment of inventory	$ -	$ -	$ 266,519
Conversion of payables to equity	$ -	$ -	$ 170,285

The accompanying notes are an integral part of the condensed consolidated financial statements.


 AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003 (Continued)

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

The Company, under its new management, has raised over $1,200,000 in cash to effect the acquisition of Dyna-Cam.  Management believes that significant capital is required to adequately develop the Dyna-Cam engine and begin operations.  In the six months ended December 31, 2004, shareholders of the Company have advanced a net of $124,723 to assist in funding the operations.

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


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003 (Continued)

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

Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years.  The depreciation expense was $287 and $24,888 for the six months ended December 31, 2004 and 2003. All remaining amounts had been written off as of June 30, 2004.  Depreciation for the six months ended December 31, 2004 is attributed to the new acquisitions made during the period.

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


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003 (Continued)

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


 AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
|NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003 (Continued)

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

Impairment of long-lived assets are assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value.  The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.  The Company revalued its long-term assets at September 30, 2004 and charged earnings $812,500.

3.             STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of December 31, 2004, the Company has 28,299,166 shares of common stock issued and outstanding.

The Company issued 37,944,922 shares of its common stock in connection with the acquisition of Aero Marine Engine Corp.  Under reverse acquisition accounting, these shares are reflected as issued on the date of inception and valued at the book value of the net assets of as of the date of the transaction.


AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003 (Continued)

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

On August 24, 2004 International Equity Partners, SA purchased Transporter, Inc., a company developing video conferencing software allowing the creation of virtual private networks that are PC based, have no need to use servers or special equipment, and operate on any broadband connection. The purchase price was $3,000,000, $100,000 of which is payable within 60 days of the date of the Exclusive Purchase Agreement with the balance payable in intervals over 24 months. In addition, the former stockholders of Transporter, Inc. are to be issued 1,000,000 shares of the common stock of the Company. At the end of a two-year period the shares are guaranteed to be worth at least $2.00 per share, and, if worth less, additional shares of stock will then be issued to make up the difference. The value of the shares is $50,000 ($.05 per share).

On August 24, 2004 the Company acquired through an assignment by International Equity Partners, SA all rights, title, and interest in the aforesaid Exclusive Purchase Agreement in exchange for 25,000,000 shares of common stock of the Registrant. All certificates issued will bear the appropriate 2-year restrictive legend.  The value of the issuance is $812,500, which was the fair value of the stock at the date the transaction was negotiated.


 AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS|
DECEMBER 31, 2004 AND 2003 (Continued)

On August 25, 2004 the Company entered into a Consulting Fee Agreement with Carlyle Financial Consulting Group, which will continue to provide consulting services for all of the Company’s businesses and will also continue to coordinate prospective acquisitions in European countries and the Arabian Gulf.  The consulting fee was negotiated for 1,400,000 shares of common stock, which the Company has registered with the Securities and Exchange Commission on Form S-8 Registration Statement under the Securities Act of 1933.

On September 9, 2004 the Company issued 200,000 shares of common stock of the Company in exchange for legal and professional services rendered and to be rendered.

On November 8, 2004 the Company issued 157,788 shares of common stock of the Company in exchange for consulting services rendered.

The Company, at December 31, 2004, has 100,000,000 shares of preferred stock authorized and no shares issued and outstanding.

4.             RELATED PARTY TRANSACTIONS

Certain shareholders of the Company have advanced funds to the Company to cover cash flow deficiencies.  During the six months ended December 31, 2004, these shareholders advanced a net of $124,723 to the Company.  The advances have no stated repayment terms.  The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually.  In addition, an affiliated entity is providing office space to the Company at no charge, and is providing funds for payroll, moving and other general expenses.  As of December 31, 2004, the Company incurred and accrued $314,339 in liabilities to this entity.  The advances and funding are based on verbal commitments with no guarantees of future advances or funding.

5.     GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net loss for the six months ended December 31, 2004 and 2003, and since inception. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


 AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003 (Continued)

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

At December 31, 2004 and 2003, deferred tax assets consist of the following:

                                                            2004               2003
Deferred Tax Assets                  $2,132,662        $184,725
Less:  valuation allowance:       (2,132,662)        (184,725)
                                                       $      -0-             $     -0-
                                                     ========        ========

At December 31, 2004 and 2003, the Company had federal net operating loss carry forwards in the approximate amounts of $6,462,612 and $559,772, respectively available to offset future taxable income through 2021.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


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

The Company, under its new management, has raised over $1,200,000 in cash to effect the acquisition of Dyna-Cam.  Management believes that significant capital is required to adequately develop the Dyna-Cam engine and begin operations.  In the six months ended December 31, 2004, shareholders of the Company have advanced a net of $124,723 to assist in funding the operations.

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

PART II.                OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is a party to a lawsuit involving a past due claim. This amount has been included in its accounts payable at December 31, 2004, and the Company plans on making full payment on the outstanding liability.

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.  Other Events.

On August 24, 2004 International Equity Partners, SA purchased Transporter, Inc., a company developing video conferencing software allowing the creation of virtual private networks that are PC based, have no need to use servers or special equipment, and operate on any broadband connection. The purchase price was $3,000,000, $100,000 of which is payable within 60 days of the date of the Exclusive Purchase Agreement with the balance payable in intervals over 24 months. In addition, the former stockholders of Transporter, Inc. are to be issued 1,000,000 shares of the common stock of the Company. At the end of a two-year period the shares are guaranteed to be worth at least $2.00 per share, and, if worth less, additional shares of stock will then be issued to make up the difference. The value of the shares is $50,000 ($.05 per share).

On August 24, 2004 the Company acquired through an assignment by International Equity Partners, SA all rights, title, and interest in the aforesaid Exclusive Purchase Agreement in exchange for 25,000,000 shares of common stock of the Registrant. All certificates issued will bear the appropriate 2-year restrictive legend.  The value of the issuance is $812,500, which was the fair value of the stock at the date the transaction was negotiated.

On August 25, 2004 the Company entered into a Consulting Fee Agreement with Carlyle Financial Consulting Group, which will continue to provide consulting services for all of the Company’s businesses and will also continue to coordinate prospective acquisitions in European countries and the Arabian Gulf.  The consulting fee was negotiated for 1,400,000 shares of common stock, which the Company has registered with the Securities and Exchange Commission on Form S-8 Registration Statement under the Securities Act of 1933.

On September 9, 2004 the Company issued 200,000 shares of common stock of the Company in exchange for legal and professional services rendered and to be rendered.

On November 8, 2004 the Company issued 157,788 shares of common stock of the Company in exchange for consulting services rendered.

Effective January 6, 2005, Benjamin Langford resigned as President; Donald Whitehead resigned as Secretary-Treasurer and Director; and Jeffrey Floyd resigned as Director of the Registrant

Effective January 6, 2005, Dr. Raymond Brouzes was elected as President, Chief Executive Officer; Samuel J. Higgins was elected as Secretary-Treasure of the Registrant. Dr. Raymond Brouzes, Samuel J. Higgins and Benjamin Langford were elected to the Board of Directors of the Registrant.

Item 6.   Exhibits and Reports.

(a)           EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

REPORTS ON FORM 8-K.

Form 8-K filed on October 5, 2004, Current Report, Item 4.01 and incorporated herein.

Form 8-K filed on January 26, 2005, Current Report, Item 5.01 and incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

AERO MARINE ENGINE, INC.
Dated: February 11, 2005	By: /s/ Raymond Brouzes Raymond Brouzes, President