Form 10QSB
period 2005-03-31
AERO MARINE ENGINE INC
filed 2005-05-24
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-49698

Aero Marine Engine, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0353007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One World Trade Center, 121 S.W. Salmon Street, Suite 1100, Portland, Oregon 97204
(Address of principal executive offices)

503-471-1348
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,862,942 common shares as of March 15, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005.
(b)	Statements of Operations for the nine and three month periods ended March 31, 2005 and 2004 (unaudited with cumulative totals since Inception);
(c)	Statements of Cash Flow for the nine months ended March 31, 2005 and 2004 (unaudited with cumulative totals since inception);
(d)	Notes to Condensed Consolidated Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005 (UNAUDITED)

ASSETS

Cash and cash equivalents	$33,394
Prepaid expenses and other current assets	22,670

Total Current Assets	56,064

Property and equipment, net of depreciation	20,581

Intangible assets, net of impairment and amortization	3,050,000

TOTAL ASSETS	$3,126,645

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$62,347
Current portion of note payable	995,000
Due to shareholders	801,717
Due to related company	311,339

Total Current Liabilities	2,170,403

Note payable - net of current portion	2,000,000

Total Liabilities	4,170,403

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 100,000,000 shares authorized no shares issued and outstanding
Common stock, $.001 Par Value; 100,000,000 shares authorized
28,399,166 shares issued and outstanding	28,399
Additional paid-in capital	5,526,908
Deficit accumulated during the development stage	(6,599,065)

Total Stockholders' Equity (Deficit)	(1,043,758)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,126,645

The accompanying notes are an integral part of the condensed consolidated financial statements

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		CUMULATIVE TOTALS
	MARCH 31		MARCH 31		DECEMBER 30, 2002 through
	2005	2004	2005	2004	MARCH 31, 2005

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Compensation expense	-	-	-	-	432,969
Professional and consulting fees	259,064	3,487,745	85,014	3,364,860	3,923,540
Advertising and promotions	16,584	-	16,584	-	61,475
Rent	-	-	-	-	42,783
General and administrative expenses	72,734	520,623	32,222	251,405	187,727
Depreciation and amortization	885	38,840	598	13,952	39,725
Total Operating Expenses	349,267	4,047,208	134,418	3,630,217	4,688,219

NET LOSS BEFORE OTHER (EXPENSES)
AND PROVISION FOR INCOME TAXES	(349,267)	(4,047,208)	(134,418)	(3,630,217)	(4,688,219)

OTHE (EXPENSES)
Interest expense	(5,387)	(10,940)	(2,036)	(5,440)	(22,517)
Impairment of property and equipment		-	-	-	(107,964)
Impairment of goodwill and intangibles	(812,500)	-	-	-	(1,513,847)
Impairment of inventory		-	-	-	(266,519)

Total Other Expenses	(817,887)	(10,940)	(2,036)	(5,440)	(1,910,847)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(1,167,154)	(4,058,148)	(136,454)	(3,635,657)	(6,599,066)

Provision for income taxes	-	-	-	-	-

NET LOSS	(1,167,154)	(4,058,148)	(136,454)	(3,635,657)	(6,599,066)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	22,496,919	51,285,831	28,394,722	53,896,021

NET LOSS PER COMMON SHARE OUTSTANDING	$(0.0519)	$(0.0791)	$(0.0048)	$(0.0675)

The accompanying notes are an integral part of the condensed consolidated financial statements

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 30, 2002 through
	2005	2004	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,167,154)	$(4,058,148)	$(6,599,066)
Adjustments to reconcile net loss to net cash
used in operating activities

Prior period adjustment			(137,283)
Common stock issued for services	109,000	3,350,000	3,459,000
Depreciation and amortization	885	38,840	39,725
Impairment of property and equipment	-	-	107,964
Impairment of goodwill and intangibles	812,500	-	1,513,847
Impairment of inventory	-	-	266,519

Changes in assets and liabilities
(Increase) Decrease in inventory	-	70	(266,519)
(Increase) Decrease in prepaid expenses and
other current assets	-	(10,088)	599
(Increase) Decrease in deposits and other assets	-	(5,150)	-
Increase in accounts payable and accrued expenses	5,387	23,817	522,455

Total adjustments	927,772	3,397,489	5,506,307

Net cash (used in) operating activities	(239,382)	(660,659)	(1,092,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	-	-	(1,018,814)
Acquisitions of fixed assets	(3,021,465)	(26,767)	(3,048,232)

Net cash (used in) investing activities	(3,021,465)	(26,767)	(4,067,046)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from note payable, net	2,995,000	-	4,079,843
Advances from shareholders, net	301,941	406,584	801,717
Proceeds from issuance of common stock	300	-	300
Advances from (Payments to) related company	(3,000)	218,966	311,339

Net cash provided by financing activities	3,294,241	625,550	5,193,199

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	33,394	(61,876)	33,394

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	61,909	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$33,394	$33	$33,394

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest	$-	$-	$190

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for services	$109,000	$-	$3,459,000

Impairment of property and equipment	$-	$-	$107,964
Impairment of goodwill and intangibles	$812,500	$-	$1,513,847
Impairment of inventory	$-	$-	$266,519

Conversion of payables to equity	$-	$-	$170,285

The accompanying notes are an integral part of the condensed consolidated financial statements

AERO MARINE ENGINE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

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

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Aero, its wholly owned subsidiary. The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003. The consolidated entity is considered a development stage enterprise as of March 31, 2005.

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

In the nine months ended March 31, 2005, shareholders of the Company have advanced a net of $301,941 to assist in funding the operations.

The Company has received financing subsequent to the reporting period, but the Company still requires additional capital to implement its business plan. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing will require the Company to delay, curtail or scale back some or all of its research and development programs, sales, marketing efforts and manufacturing operations.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. The depreciation expense was $598 and $38,840 for the nine months ended March 31, 2005 and 2004. All remaining amounts had been written off as of June 30, 2004. Depreciation for the nine months ended March 31, 2005 is attributed to the new acquisitions made during the period.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets: Intangible assets are comprised of goodwill and intellectual property. These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company does not amortize goodwill but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The finite life of the intangibles will be amortized over 7 to 10 years. The Company realized impairment of $812,500 during the nine months ended March 31, 2005.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

3. STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of March 31, 2005, the Company has 28,399,166 shares of common stock issued and outstanding.

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

3.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

On January 3, 2005 the Company issued 100,000 shares of common stock with a par value of $.001 for $100 cash.

The Company, at March 31, 2005, has 100,000,000 shares of preferred stock authorized and no shares issued and outstanding.

4.       RELATED PARTY TRANSACTIONS

Certain shareholders of the Company have advanced funds to the Company to cover cash flow deficiencies. During the nine months ended March 31, 2005, these shareholders advanced a net of $301,941 to the Company. The advances have no stated repayment terms. The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually. In addition, an affiliated entity is providing office space to the Company at no charge, and is providing funds for payroll, moving and other general expenses. As of March 31, 2005, the Company incurred and accrued $311,339 in liabilities to this entity. The advances and funding are based on verbal commitments with no guarantees of future advances or funding.

5.     GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses for the nine months ended March 31, 2005 and 2004, and since inception. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

6.    COMMITTMENT

The Company is a party to a lawsuit involving a past due claim. This amount has been included in its accounts payable at March 31, 2005, and the Company plans on making full payment on the outstanding liability.

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

7.      PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2005 and 2004, deferred tax assets consist of the following:

                                                                       2005                                    2004
Deferred Tax Assets                            $2,177,692                           $1,384,492
Less: valuation allowance                   (2,177,692)                           (1,384,492)
 $      -0-                                $      -0-
                                                                 ========                          ========

At March 31, 2005 and 2004, the Company had federal net operating loss carry forwards in the approximate amounts of $6,599,066 and $4,195,430 respectively available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the engine and turbine industry, legislative/ regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Discussion of Business

We were incorporated in the state of Nevada on May 10, 2001.

On June 30, 2003, we acquired the operating assets of Dyna-Cam Engine Corp. ("Dyna-Cam").  Dyna-Cam was a development stage company that possessed the intellectual property rights for a unique, axial cam-drive, free piston, internal combustion engine.  We acquired the assets of Dyna-Cam with the intention to further develop, produce, and sell this engine primarily for aircraft and marine applications. As a result of insufficient capital, we never were able to commence operations.

During the reporting period on January 6, 2005, prior management resigned and appointed new management. On this date, Dr. Raymond Brouzes became our chief executive officer and was appointed as a member of our board of directors. Samuel J. Higgins became our secretary and treasurer and was appointed as a member of our board of directors. Benjamin Langford was also appointed to serve as members of our board of directors.

Following this change in management, we abandoned our plans to utilize the engine as designed by Dyna-Cam Engine Corp. We identified an engine with technologies that incorporate significantly enhanced performance characteristics and new design features that make pursuing the development, manufacture, and sale of this engine more advantageous. This engine was designed utilizing the concepts of the original Axial Vector engine. Our efforts currently have been devoted to further developing and testing the performance of this engine.

Product Research and Development

Internal Combustion Engine

Joint Venture Agreement with Adaptive Propulsion Systems, LLC

To assist us with the testing of the engine and in-house trails, we entered into a joint venture agreement (“Agreement”) with Adaptive Propulsion Systems, LLC (“Adaptive”). Adaptive is a subsidiary of Tactronics, Inc. Under the terms of the Agreement, Adaptive can utilize its expertise to modify the engine; however, we will have all rights to any patentable technology that emerges. The term of this agreement is 5 years unless revised by joint agreement of the parties.

Once the testing process is complete and the product is available for sale, Adaptive will provide all of the capital and labor required to build military grade engines using our Axial Vector design. The Agreement grants Adaptive the exclusive right to sell the Axial Vector internal combustion engine to the United States military and all militaries of NATO countries. Adaptive will be obligated to pay us a royalty of 20% of the gross sales. For all commercial non-military sales of internal combustion engines we make utilizing the Axial Vector design, we will pay Adaptive a royalty of 5% of gross sales.

During the testing with Adaptive, significant results affecting the design and composition of the Axial Vector engine emerged. Through this testing, we were able to construct the engine with different alloys that reduced the weight of our 125 horsepower Axial Vector engine from 98 lbs. to 65 lbs. Another significant breakthrough during our testing revealed that the Axial Vector engine was capable of maintaining its performance level while adjusting to various fuels and a different mixture of fuels. The design of the Axial Vector engine offers significantly reduced weight, size, emissions and maintenance while gaining vast increases in horsepower, torque and fuel economy.

Further testing on our Axial Vector design still remains. We anticipate that we will commence endurance trials before the end of our fiscal year end on June 30, 2005. Field testing of the engine to ATVs and other specialty vehicles is expected to commence before the end of our fiscal year end on June 30, 2005. Our management anticipates that we will complete the development and testing of our Axial Vector engine design in military grade engines before the end of the current fiscal year and at that time the product will be available for testing by outside parties.

In the event that the Axial Vector engine proves suitable for military and commercial use, we plan over the next tweleve months to license our Axial Vector engine for a wide variety of applications presently performed by the conventional internal combustion engine. Specifically, we intend to license the manufacturing rights to our technology for specific applications in defined geographical areas.

Power Generators

Power Generation Agreement

We intend to build upon the progress made testing an internal combustion engine utilizing the Axial Vector design and incorporate this design into the development and manufacture of power generators for military, commercial, and residential uses. We entered into an agreement with Adaptive to assist us in the design, development, and manufacture power generators for a family of seven generators ranging from 7.5 kilowatt to 1 megawatt contingent upon our ability to secure financing. We will pay Adaptive $3,171,000 to complete the development of our proposed power generator product line.

Under the terms of this agreement, Adaptive can utilize its expertise to modify the power generator; however, we will have all rights to any patentable technology that emerges. Adaptive will be obligated to pay us a royalty of 20% of the gross sales to the military. For all commercial non-military sales of power generator made utilizing the Axial Vector design, we will pay Adaptive a royalty of 5% of gross sales. The term of this agreement is 30 years unless revised by joint agreement of the parties.

Subsequent to the reporting period on April 25, 2005, we completed a Financing Agreement in the amount of $4,000,000 with Alliance Capital Management. Under the terms of this agreement, we will receive $400,000 dollars each month for ten months commencing in May of 2005. We received the first payment and it was converted into common stock of the company at a rate of $2.00 per share for a total of 200,000 shares of common stock. The amount of shares issued in the remaining nine issuances of common stock shall be determined based on 75% of the previous ten day trading average of the company during each of the nine successive months. This Financing Agreement satisfies the contingency set forth in our agreement with Adaptive.

We intend to commence the development process for these power generators before the end of our fiscal year end on June 30, 2005. Under the terms of this agreement, Adaptive is obligated to develop our initial power generator product line within the next 300 days.

Purchase and Sale of Plant or Significant Equipment

All of our research, testing, and development are handling by outside parties. If we are successful in developing products for military and commercial use, we intend to license the manufacturing rights. As a result, we do not anticipate any purchase or sale of plant and significant equipment over the next twelve months.

Employees

We have no employees other than our officers Dr. Raymond Brouzes and Samuel J. Higgins. All of our research, development, and product testing is currently being conducted by Adaptive. We intend to license the manufacturing rights to our technology for specific applications. As a result, we do not anticipate any significant changes in our number of employees over the next twelve months.

Results of Operations for Period Ending March 31, 2005

We did not earn any revenues for the three or nine months ended March 31, 2005 or 2004. We do not anticipate earning revenues until such time that the Axial Vector engine is developed and available for military and commercial use.

We incurred operating expenses in the amount of $134,418 for the three months ended March 31, 2005, compared to operating expenses of $3,630,217 for the three months ended March 31, 2004. We incurred operating expenses in the amount of $349,267 for the nine months ended March 31, 2005, compared to operating expenses of $4,047,208 for the nine months ended March 31, 2004. Our operating expenses for the three months ended March 31, 2005 were primarily attributable to professional and consulting fees. The significant decrease in our expenses is primarily attributable to lower expenditures for professional and consulting fees. We recorded $3,354,145 in consulting fees for the three month period ended March 31, 2004. During the three month period ended March 31, 2004, we issued 5,000,000 shares of our common stock for consulting services rendered and these shares were valued at market.

We have incurred a net loss of $136,454 for the three month period ended March 31, 2005, compared to $3,635,657 for the three month period ended March 31, 2004. We incurred a net loss of $1,167,154 for the nine month period ended March 31, 2005, compared to $4,058,148 for the nine month period ended March 31, 2004. Our losses for the three and nine months ended March 31, 2005 and 2004 are entirely attributable to operating expenses and the impairment of goodwill for the nine months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2005, we had current assets in the amount of $56,064 and current liabilities in the amount of $2,170,403. We had a working capital deficit of $2,114,339 on March 31, 2005. As a result, we had insufficient capital to implement our business plan.

We have not attained profitable operations and are dependent upon obtaining financing to continue operations. We can provide no assurance that we will receive adequate financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

The completion of our business plan over the next twelve months is contingent upon us obtaining $10,000,000 in additional financing. Subsequent to the reporting period, we completed a private equity offering to one investor and received proceeds of $900,000. Subsequent to the reporting period on April 25, 2005, we completed a Financing Agreement in the amount of $4,000,000 with Alliance Capital Management. Under the terms of this agreement, we will receive $400,000 dollars each month for ten months commencing in May of 2005. On May 18, 2005, we received $600,000 from International Equity Partners S.A. payable on demand together with interest of 5% per annum. An officer and director of our company, Samuel J. Higgins, is also the managing director of International Equity Partners S.A.

Our management is seeking to acquire $6,000,000 in additional financing. At the present time, we have entered discussions with potential investors and do not have any agreements finalized at the present time. We can provide no assurance that we will receive the additional financing we are seeking.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to March 31, 2005, we incurred cumulative losses of approximately $6,599,066.

We are currently in the development stage, and there is no guarantee whether we will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about our ability to continue as a going concern.

Management believes that the capital requirements will depend on many factors including the success of our product development efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - Other Information

Item 1.     Legal Proceedings

Our former attorney, David M Loev, brought an action against us in Law Number 3, Harris County, Texas, Cause No. 819,756 for unpaid attorney’s fees. On November 15, 2004, a formal judgment was entered against us. We have plans on making full payment on the outstanding judgment.

In October 2004, we filed a complaint against Patricia Wilks and Dennis Palmer in the United States District Court, Central District of California.  Our complaint states causes of action for declaratory judgment regarding intellectual property rights, common law misrepresentation, intentional interference with contractual relations and unfair competition, seeking relief declaratory and injunctive relief, damages, costs and attorneys’ fees.  The defendants have generally denied our substantive allegations and have counterclaimed for fraud and breach of contract, seeking compensatory, special and punitive damages.  We have generally denied these allegations.  The issues in dispute include the enforceability of, and the rights and obligations of the parties pursuant to, written agreements that resulted in the transfer of certain assets and intellectual property to us, including the Dyna-Cam engine.  Defendants have sought to avoid the operation of those agreements by alleging both that they were fraudulently induced into executing the agreements and that we have breached the terms thereof.  The case is in discovery.  We intend to aggressively pursue our claims and defend the Defendants’ counterclaims.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to the reporting period, we issued and sold unregistered equity securities and these sales were disclosed in a Current Report on Form 8-K filed on May 2, 2005.

The information set forth below discloses all issuances of our equity securities without registration under the Securities Act of 1933 during the reporting period that have not been previously disclosed in a Current Report on Form 8-K.

On January 3, 2005, we issued 100,000 shares of common stock, par value $0.001. The total amount we received from this offering was $100. No commissions were paid.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year ending March 31, 2005.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Joint Venture Agreement with Adaptive Propulsion Systems, LLC
10.2	Contract for Production of Generator Systems with Adaptive Propulsion Systems, LLC
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERO MARINE ENGINE, INC.

Date:	May 23, 2005

By:/s/ Raymond Brouzes Dr. Raymond Brouzes Title: Chief Executive Officer and Chief Financial Officer