Form 10KSB
period 2005-06-30
AXIAL VECTOR ENGINE CORP
filed 2005-10-14
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-49698

Axial Vector Engine Corporation
(Name of small business issuer in its charter)
Nevada	20-3362479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 503-471-1348

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$58,371,069 as of September 29, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 34,653,780 Common Shares as of September 7, 2005

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

 PART I
Item 1: Description of Business

Overview

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

On May 20, 2005, our shareholders approved a change in our name to Axial Vector Engine Corporation in order to more closely reflect the business direction of our company.

Status of Product Development for Engine with Axial Vector Design

On August 24, 2004, we entered into a License Agreement (“Agreement”) with Adaptive Propulsion Systems, LLC (“Adaptive”) to assist us with the testing of our engine that uses the Axial Vector design and in-house trails. Adaptive volunteered to upgrade the engine from a "mechanical" engine to a "digital" engine with a number of significant changes in design and materials.  We will own the rights to all new technologies and patentable ideas that result from any upgrades undertaken by Adaptive.  Adaptive is currently in the final phase of technological improvements.  Adaptive's progress through this testing phase has been swift and field trials are scheduled for the first quarter of 2006.  In mid-January we anticipate that we will also commence the MTF dynamometer testing. The planned MTF dynamometer testing will consist of running the engine for 60 days and taking measurements of engine components to estimate the wear at various time intervals. This testing will provide us with an accurate gauge of the endurance of the engine and its specific components. Based upon the results of the MTF dynamometer testing, further modifications may be required.

We now anticipate that all testing and modifications will be competed prior to the end of the next fiscal year on June 30, 2006 and manufacturing will have commenced by this time.

Status of Product Development for Generators that Utilize our Axial Vector Engine

On January 13, 2005, we entered into a Contract for the Production of Generator Systems with Adaptive to assist us in the design, development, and manufacture power generators for a family of seven generators ranging from 7.5 kilowatt to 1 megawatt contingent upon our ability to secure financing. We secured financing and satisfied the contingency in this agreement. We intend to build several models of generators that utilize our Axial Vector engine. We are seeking to build a generator with a high power density Axial Flux design that has one-third of the volume and half the weight of the average generator. We anticipate that these generators will be utilized for a wide variety of applications including military, commercial, and residential uses.

The development process for these power generators commenced in the last quarter of the fiscal year ended June 30, 2005. We anticipate that Adaptive will be able to comply with the terms of this agreement and complete the development of our initial power generator product line within the next 300 days. We anticipate that Adaptive will be able to fulfill its obligations under the agreement within the contemplated time frame.  Based upon design changes made to our family of generators at our request, our management anticipates that we may grant Adaptive an extension to fulfill its obligations under the agreement in light of these changes.

Employees

We have 2 full-time employees in addition to our officers, Dr. Raymond Brouzes and Samuel J. Higgins.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Trademarks

We currently have trademark applications pending with the United States Patent and Trademark Office and the Canadian Intellectual Property Office for protection of the mark “AV” and “AVE.”

Patents

The company has holds two issued patents and has various patent applications pending which cover one or more aspects of the current version of the axial vector engine or predecessor models.

Licenses

In a Joint Venture Agreement entered into with Adaptive on August 24, 2004, we granted Adaptive the exclusive right to sell the Axial Vector engine to the United States military and all militaries of NATO countries. This Agreement was later amended to include the military of the United Arab Emirates.

In a Contract for the Production of Generator Systems entered into with Adaptive on January 13, 2005, we granted Adaptive the exclusive right to sell the family of generators that utilize our Axial Vector engine to the United States military and all militaries of NATO countries.

On September 10, 2005, we entered into a memorandum of understanding (“MOU”) with Kirloskar Oil Engines Limited (“KOEL”), an Indian based manufacturer and engineering company. We are working toward the execution of a definite agreement with KOEL where we would grant KOEL the exclusive right to utilize our technology for non-automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications. The execution of a definitive agreement is contingent upon completion of the parties due diligence which is anticipated to be occur in January 2006. Pursuant to the terms of the MOU, KOEL placed $1,000,000 into a segregated account which it controls and we have granted them a right of first refusal with respect to the right to utilize our technology for non-automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications should the parties fail to executive a definitive agreement.

Research and Development

We incurred research and development expenditures in the amount of approximately $1,600,000 for the fiscal year ended June 30, 2005.  These expenditures were paid to Adaptive to conduct research and development for a family of generators that utilize our Axial Vector engine.  We did not incur any research and development expenditures for the fiscal year ended June 30, 2004.

Existing and Probable Governmental Regulation

We are not subject to any significant or material federal or state government regulation in connection with the research, development, and licensing of engines that use the Axial Vector design.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Competition

There is significant competition in the engine and generator manufacturing industry. Our management in unaware of any current engine and generator manufactures that incorporates the axial vector design into its engines or generators.

Item 2: Description of Property

Currently, we do not own any real estate. We are leasing our executive offices at One World Trade Center, 121 S.W. Salmon Street, Suite 1100, Portland, Oregon, 97204.

Item 3: Legal Proceedings

In October 2004, we filed a complaint against Patricia Wilks and Dennis Palmer in the United States District Court, Central District of California.  We later amended our complaint to include Dyna-Cam Engine Corporation as a defendant. Our original complaint stated five causes of action for declaratory judgment regarding intellectual property rights, common law misrepresentation, intentional interference with contractual relations and unfair competition, seeking relief declaratory and injunctive relief, damages, costs and attorneys’ fees.  We amended our complaint to include a total of seventeen causes of action. Additional causes of action included violations of the trade secrets act, negligent interference with contractual and prospective business relationships, breach of covenant of good faith and fair dealing, and unjust enrichment. The defendants answered by generally denied our substantive allegations and have counterclaimed for fraud and breach of contract, seeking compensatory, special and punitive damages.  We have generally denied these allegations.  The issues in dispute include the enforceability of, and the rights and obligations of the parties pursuant to, written agreements that resulted in the transfer of certain assets and intellectual property to us, including the Dyna-Cam engine.  Defendants have sought to avoid the operation of those agreements by alleging both that they were fraudulently induced into executing the agreements and that we have breached the terms thereof.  The case is in discovery.  We intend to aggressively pursue our claims and defend the Defendants’ counterclaims. The defendant’s responsive pleading to our amended complaint is currently due.

On April 29, 2005, three (3) former employees filed a lawsuit against us in New York Supreme Court, County of Suffolk, Riverhead. The former employees collectively are seeking compensation and liquidated damages in the amount of approximately $22,907,500 based upon a cause of action for breach of employment agreements. The plaintiffs are alleging that they were fired without cause in order to avoid the payment of stock options set forth in their employment agreements. No trial date has been set. We believe the lawsuit is without merit and we are aggressively defending this case.

In May 2005, we filed suit against Transporter, Inc. and its principals, Daniel Werner and Craig Della Penna. The suit seeks to rescind an August 2004 agreement under which we acquired the exclusive rights to certain video conference technology owned by Transporter, Inc. We contend that Mr. Della Penna and Mr. Werner intentionally misrepresented the status and capabilities of the technology being acquired under the agreement. Shortly after the suit was filed, Mr. Della Penna and Mr. Werner placed Transporter into chapter 7 bankruptcy proceedings in the U.S. Bankruptcy Court for the District of Oregon, Case No. 05-36661-elp7. We are currently seeking relief from stay in the Transporter bankruptcy case and are also exploring settlement options with the trustee appointed to oversee Transporter’s liquidation under bankruptcy code. Our action against Transporter, Inc., Della Penna, and Werner was originally filed in the United States District Court for the District of Nevada. Venue has been transferred to the United States District Court for the District of Oregon and the action is currently pending there as Case No. 05-CV01469-AS. Answers to our complaint are currently due from Mr. Della Penna and Mr. Werner.

On May 26, 2005, Focus Partners filed suit against us in the Supreme Court of the State of New York, New York County, alleging that it was due additional monies pursuant to a penalty provisions that existed in an agreement between the parties. We paid Focus Partners the appropriate consideration due under the agreement in question. Our position is that the penalty provision in the agreement was waived by Focus Partners.

Item 4: Submission of Matters to a Vote of Security Holders

During the fourth quarter of the reporting period, we held our annual meeting of shareholders. The matters voted upon at the meeting were as follows:

•	To consider and act upon a proposal to amend the our Articles of Incorporation to change the name of the corporate entity to Axial Vector Engine Corporation;

•	To confirm the appointment of Bagell, Josephs & Company, L.L.C. as our auditors;

•	To ratify our 2005 stock option plan; and

•	To elect three directors for a term expiring at the next annual meeting of shareholders, or until their successors are duly elected or qualified

The total number of shares of common stock outstanding at the record date, March 31, 2005, was 28,862,942 shares. The number of votes represented at this meeting was 23,802,388 shares, or approximately 82% of shares eligible to vote.

The amendment to the Articles of Incorporation to change the name of the corporate entity to Axial Vector Engine Corporation was approved and the results were as follows:

Votes for	Votes Against	Abstentions
23,800,388	0	2,000

The shareholders confirmed the appointment of Bagell, Josephs & Company, L.L.C. as our auditors and the results were as follows:
Votes for	Votes Against	Abstentions
23,802,388	0	0

The shareholders ratified our 2005 stock option plan and the results were as follows:

Votes for	Votes Against	Abstentions
23,800,363	0	2,025

All of the nominees for director recommended by the board of directors were elected and the results of the voting were as follows:

Name	Votes for	Votes Against	Abstentions
Dr. Raymond Brouzes	23,800,378	0	2,010
Samuel J. Higgins	23,800,378	0	2,010
Benjamin Langford	23,800,378	0	2,010

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AXVC.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2005
Quarter Ended	High $	Low $
June 30, 2005	6.62	1.80
March 31, 2005	2.35	0.65
December 31, 2004	5.00	0.60
September 30, 2004	6.25	0.11

Fiscal Year Ended June 30, 2004
Quarter Ended	High $	Low $
June 30, 2004	0.28	0.13
March 31, 2004	0.85	0.17
December 31, 2003	1.25	0.365
September 30, 2003	2.53	0.25

On September 29, 2005, the last sales price of our common stock was $3.88.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of September 7, 2005, we had approximately one hundred seventy five (175) holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of equity securities without registration under the Securities Act of 1933 during the fiscal year ended June 30, 2005.

On August 24, 2004, we issued 25,000,000 shares of our common stock to International Equity Partners, SA as part of the consideration paid for the assignment of all rights, title, and interest in an Exclusive Purchase Agreement between International Equity Partners, SA and Transporter Inc. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. International Equity Partners, SA was given adequate information about us to make an informed investment decision. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On September 17, 2004, we issued a total of 1,000,000 shares of our common stock to Craig Della Penna and Daniel H. Werner as part of the consideration paid for the acquisition of all of the issued and outstanding shares of Transporter, Inc. pursuant to the terms of an Exclusive Purchase Agreement entered into on August 24, 2004. These shares were issued pursuant to Section 4(2) of the Securities Act. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On November 8, 2004, we issued 157,788 shares of our common stock to one (1) investor at the price of $0.50 per share. We received proceeds of $78,894 and no commissions were paid on the issuance of these shares. These shares were issued pursuant to Section 4(2) of the Securities Act. The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On February 28, 2005, we issued 100,000 shares of common stock at the price of $0.001 per share to one (1) investor. We received proceeds of $100 and no commissions were paid on the issuance of these shares. These shares were issued pursuant to Section 4(2) of the Securities Act. The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On April 6, 2005, we issued a total of 1,125,811 shares of our common stock to eight (8) investors at the price of $0.50 per share. We received proceeds of $562,901 and no commissions were paid on the issuance of these shares. These shares were issued pursuant to Section 4(2) of the Securities Act. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In April 2005, we issued 50,000 shares of our common stock to a consultant for services rendered to the company. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On April 15, 2005, we issued 600,000 shares of our common stock to our Chief Executive Officer, Chief Financial Officer, and member of our board of directors, Dr. Raymond Brouzes, as compensation for services rendered to the company. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On April 15, 2005, we issued 20,000 shares of restricted common stock to Focus Partners, LLC pursuant to a settlement agreement resolving claims made by Focus Partners, LLC. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On April 17, 2005, we issued 1,465,000 shares of common stock to Arube Holdings Inc. upon the execution of a management consulting contract. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. The Arube Holdings Inc. was given adequate access to sufficient information about us.

On April 20, 2005, we completed an offering of 1,800,000 Units at the price of $0.50 per Unit to one investor.  Each Unit consists of one (1) share of common stock, par value $0.001, and one (1) Warrant (the "Warrant") to purchase one (1) share of common stock, exercisable for two (2) years from the closing of the offering.  The exercise price for the Warrant is priced at $3.00 per share.  The total amount we received from this offering was $900,000.  Assuming that all of the warrants are exercised by the investor, the gross proceeds received from the warrants will equal $5,400,000. This issuance was exempt pursuant to Regulation S of the Securities Act.  The purchaser represented to us that he was a non-US person as defined in Regulation S.  We did not engage in a distribution of this offering in the United States.  The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution.  We requested our stock transfer agent to affix appropriate restrictive legend to the stock certificate issued to each purchaser in accordance with Regulation S.  The investor was given adequate access to sufficient information about us to make an informed investment decision.  These securities were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the purchaser.

On April 25, 2005, we completed a Financing Agreement in the amount of $4,000,000 with Alliance Capital Management. Under the terms of this agreement, we will receive $400,000 dollars each month for ten months commencing in May of 2005. The monthly payments are convertible in common stock and the amount of shares issued is determined based on 75% of the previous ten day trading average of the company prior to the issuance. Pursuant to the terms of the Financing Agreement described above, we issued the following shares of common stock to Alliance Capital Management: (a) 200,000 shares on April 25, 2005; (b) 173,724 shares on June 8, 2005; (c) 149,254 shares on July 28, 2005; (d) 201,005 shares on August 9, 2005; and (e) 189,983 shares in September 2005. These issuances are exempt pursuant to Regulation S of the Securities Act.  The purchaser represented to us that he was a non-US person as defined in Regulation S.  We did not engage in a distribution of this offering in the United States.  The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution.  We requested that our stock transfer agent affix the appropriate restrictive legend to the stock certificate issued in accordance with Regulation S.  The investor was given adequate access to sufficient information about us to make an informed investment decision.  These securities were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the purchaser.

In June 2005, we issued 90,000 shares of our common stock to a consultant for services rendered to the company. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Equity Compensation Plans as of June 30, 2005
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	4,244,874	$1.53	4,044,874
Equity compensation plans not approved by security holders	2,000,000	$1.52	2,000,000
Total	6,244,874	$1.53	6,044,874

The table set forth above provides information about our equity compensation plans under which shares of common stock may be issued upon the exercise of options as of June 30, 2005. Our shareholders ratified our 2005 stock option plan at our annual shareholder meeting on May 20, 2005. The material portions of the 2005 stock option plan were disclosed in the definitive proxy statement mailing to our shareholders on May 9, 2005.

Our April 14, 2005, our board of directors authorized the issuance of options to purchase 1,000,000 shares of our common stock at the price of $1.52 per share with an expiration date of April 14, 2010 to Dr. Raymond Brouzes, our CEO, CFO, and member of our board of directors.

Our April 14, 2005, our board of directors authorized the issuance of options to purchase 1,000,000 shares of our common stock at the price of $1.52 per share with an expiration date of April 14, 2010 to Mr. Samuel Higgins, a member of our board of directors.

Our shareholders did not approve these individual compensation arrangements for Dr. Brouzes or Mr. Higgins.

Item 6: Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Summary of Product Research and Development

Internal Combustion Engine

Joint Venture Agreement with Adaptive Propulsion Systems, LLC

To assist us with the testing of the engine and in-house trails, we entered into a License Agreement (“Agreement”) with Adaptive Propulsion Systems, LLC (“Adaptive”). Adaptive is a subsidiary of Tactronics, Inc. Under the terms of the Agreement, Adaptive can utilize its expertise to modify the engine; however, we will have all rights to any patentable technology that emerges. The term of this agreement is 20 years unless revised by joint agreement of the parties.

Once the testing process is complete and the product is available for sale, Adaptive will provide all of the capital and labor required to build military grade engines using our Axial Vector design. The Agreement grants Adaptive the exclusive right to sell the Axial Vector internal combustion engine to the United States military and all militaries of NATO countries. The Agreement was later amended to expand the exclusive right granted to Adaptive to include the military of the United Arab Emirates. Adaptive will be obligated to pay us a royalty of 20% of the gross sales. For all commercial non-military sales of internal combustion engines we make utilizing the Axial Vector design, we will pay Adaptive a royalty of 5% of gross sales.

During the testing with Adaptive, significant results affecting the design and composition of the Axial Vector engine emerged. Through this testing, we were able to construct the engine with different alloys that reduced the weight of our 205 horsepower Axial Vector engine from 98 lbs. to 65 lbs. Another significant breakthrough during our testing revealed that the Axial Vector engine was capable of maintaining its performance level while adjusting to various fuels and a different mixture of fuels. The design of the Axial Vector engine offers significantly reduced weight, size, emissions and maintenance while gaining vast increases in horsepower, torque and fuel economy.

During the last quarter of the fiscal year, Adaptive conducted an engine endurance evaluation using digital simulation with the assistance of a software product. This particular testing is useful in estimating the Mean Time to Failure (“MTF”) of our engine utilizing the axial vector design. Further testing on our Axial Vector design still remains. We anticipate that by mid-January all of our engine components will be fully operational and the engine will be operating consistently at the targeted performance level. In mid-January we anticipate that we will commence the MTF dynamometer testing. The planned MTF dynamometer testing will consist of running the engine for 60 days and taking measurements of engine components to estimate the wear at various time intervals. This testing will provide us with an accurate gauge of the endurance of the engine and its specific components. Based upon the results of the MTF dynamometer testing, further modifications may be required.

We now anticipate that all testing and modifications will be competed prior to the end of the next fiscal year on June 30, 2006 and manufacturing will have commenced by this time.

In the event that the Axial Vector engine proves suitable for military and commercial use, we plan over the next twelve months to license our Axial Vector engine for a wide variety of applications presently performed by the conventional internal combustion engine. Specifically, we intend to license the manufacturing rights to our technology for specific applications in defined geographical areas.

Power Generators

Power Generation Agreement

We intend to build several models of generators that utilize our Axial Vector engine. We are seeking to build a generator with a high power density Axial Flux design that has one-third of the volume and half the weight of the average generator. We anticipate that these generators will be utilized for a wide variety of applications including military, commercial, and residential uses. We entered into an agreement with Adaptive to assist us in the design, development, and manufacture power generators for a family of seven generators ranging from 7.5 kilowatt to 1 megawatt contingent upon our ability to secure financing. We will pay Adaptive $3,171,000 to complete the development of our proposed power generator product line.

Under the terms of this agreement, Adaptive can utilize its expertise to modify the power generator; however, we will have all rights to any patentable technology that emerges. Adaptive will be obligated to pay us a royalty of 20% of the gross sales to the military. For all commercial non-military sales of power generator made utilizing the Axial Vector engine and generator design, we will pay Adaptive a royalty of 5% of gross sales. The term of this agreement is 5 years unless revised by joint agreement of the parties.

On April 25, 2005, we completed a Financing Agreement in the amount of $4,000,000 with Alliance Capital Management. Under the terms of this agreement, we receive $400,000 dollars each month for ten months commencing in May of 2005. The monthly payments received are convertible in common stock and the amount of shares issued is determined based on 75% of the previous ten day trading average of the company prior to the issuance. This Financing Agreement satisfies the contingency set forth in our agreement with Adaptive.

The development process for these power generators commenced in the last quarter of the fiscal year ended June 30, 2005. We anticipate that Adaptive will be able to comply with the terms of this agreement and complete the development of our initial power generator product line within the next 300 days. We anticipate that Adaptive will be able to fulfill its obligations under the agreement within the contemplated time frame.

Purchase and Sale of Plant or Significant Equipment

Within the next twelve months, we anticipate that we will acquire a facility and equipment to be utilized primarily for our research and development needs.  We are seeking to establish this facility in Long Island, New York and we propose to refer to this facility as the "Axial Vector Center of Excellence for Propulsion and Power Generation."

Changes in Number of Employees

We anticipate that we will hire additional full-time employees as needed to assist our operations once the testing and development of our generators and engines is completed and they are ready for manufacture and sale.

Results of Operations for the Years Ended June 30, 2005 and June 30, 2004.

We did not earn any revenue during the year ended June 30, 2005 and have not earned any revenue since our inception. We do not anticipate earning any revenue until such time that we have complete the testing and development of our engines and generators and commence the manufacturing of these products.

We incurred operating expenses in the amount of $11,463,294 for the year ended June 30, 2005, compared to operating expenses of $5,277,500 for the year ended June 30, 2004. The increase in our operating expenses for the year ended June 30, 2005 was primarily attributable to significant increases in expenditures for professional and consulting fees, compensation expense, and the impairment of goodwill and intangibles. We incurred compensation expense in the amount of $1,113,495 for the year ended June 30, 2005, compared to $432,969 in the prior year. We incurred professional and consulting fees in the amount of $4,863,366 for the year ended June 30, 2005, compared to $1,954,914 in the prior year. We recorded the impairment of goodwill and intangibles in the amount of $3,862,500 for the year ended June 30, 2005, compared to $701,347 in the prior year. The recorded impairment of goodwill and intangibles for the year ended June 30, 2005 was entirely attributable to the impairment of intellectual property from Transporter, Inc. which we acquired.

We have incurred a net loss of $11,455,616 for the year ended June 30, 2005, compared to $5,294,630 for the year ended June 30, 2004. Our losses for the year ended June 30, 2005 and 2004 are entirely attributable to operating expenses and the impairment of goodwill.

Liquidity and Capital Resources

As of June 30, 2005, we had current assets in the amount of $52,360 and current liabilities in the amount of $3,939,492. We had a working capital deficit of $3,887,132 on June 30, 2005. As a result, we have insufficient capital to implement our business plan.

Our operations for the fiscal year ended June 30, 2005 were primarily funded through debt and equity financings. On May 18, 2005, we received $600,000 from Samuel J. Higgins, a member of our board of directors, on demand together with interest of 5% per annum. The total amount of this loan was later increased to $1,246,000.  In addition to this loan, we have secured financing through private equity offerings during the reporting period.

We have not attained profitable operations and are dependent upon obtaining financing to continue operations. We can provide no assurance that we will receive adequate financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

The completion of our business plan over the next twelve months is contingent upon us obtaining $6,000,000 in additional financing. At the present time, we have entered discussions with potential investors and do not have any agreements finalized at the present time. We can provide no assurance that we will receive the additional financing we are seeking.

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to our consolidated financial statements included elsewhere herein.

Going Concern

We are currently in the development stage, and there is no guarantee whether we will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. Our independent auditors have stated in their Auditor’s Report that this raises substantial doubt about our ability to continue as a going concern.

Management believes that the capital requirements will depend on many factors including the success of our product development efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 7: Financial Statements

Index to Consolidated Financial Statements:
Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheets as of June 30, 2005 and 2004;
F-3	Statements of Operations for the Years Ended June 30, 2005 and 2004 and for the period December 30, 2002 (Inception) through June 30, 2005 with Cumulative Total Since Inception;
F-4	Statement of Stockholders’ Equity (Deficit) for the Years Ended June 30, 2005 and 2004 and for the period December 30, 2002 (Inception) through June 30, 2005;
F-5	Statements of Cash Flows for the Years Ended June 30, 2005 and 2004 and for the period December 30, 2002 (Inception) through June 30, 2005 with Cumulative Total Since Inception; and
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Axial Vector Engine Corporation
Portland, OR

We have audited the accompanying consolidated balance sheets of Axial Vector Engine Corporation and Subsidiary as of June 30, 2005 and June 30, 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flow for the years then ended and the period December 30, 2002 (Inception) through June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axial Vector Engine Corporation and Subsidiary as of June 30, 2005 and 2004, and the results of its operations, and cash flows for the years then ended, and the period December 20, 2002 (Inception) through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Bagell, Josephs, Levine & Company, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, New Jersey

October 9, 2005

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004

ASSETS

	2005	2004

Current Assets:
Cash and cash equivalents	$7,360	$-
Inventory	-	-
Deposit	22,670	22,670
Prepaid expenses	22,330	-

Total Current assets	52,360	22,670

Property and equipment, net	21,142	-

Intangible assets, net	63,750	-

TOTAL ASSETS	$137,252	$22,670

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$131,417	$56,960
Current portion of note payable	1,500,000	-
Liabiltiy for stock to be issued	749,949	-
Due to shareholders	1,246,787	499,776
Due to related company	311,339	314,339

Total Current liabilities	3,939,492	871,075

Note payable - net of current portion	1,495,000	-

Total Liabilities	5,434,492	871,075

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 Par Value; 100,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 Par Value; 100,000,000 shares authorized
32,162,762 and 541,349 shares issued and outstanding	32,162	541
Additional paid-in capital	11,558,126	4,582,966
Deficit accumulated during the development stage	(16,887,528)	(5,431,912)

Total Stockholders' Deficit	(5,297,240)	(848,405)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$137,252	$22,670

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	2005	2004	Cumulative Totals December 30, 2002 through June 30, 2005

OPERATING REVENUES
Sales	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Compensation expense	1,113,495	432,969	1,546,464
Professional and consulting fees	4,863,366	1,954,914	6,955,562
Advertising and promotions	164,185	44,891	209,076
Rent	1,393	42,783	44,176
Impairment of goodwill and intangibles	3,862,500	701,347	4,563,847
Impairment of property and equipment	-	107,964	107,964
Write-off of inventory	-	266,519	266,519
Research and development	759,330	1,571,830	2,331,160
General and administrative expenses	697,171	115,443	812,614
Depreciation and amortization	1,854	38,840	40,694
Total Operating Expenses	11,463,294	5,277,500	16,878,076

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(11,463,294)	(5,277,500)	(16,878,076)

OTHER INCOME (EXPENSE)
Interest income	7,678	-	7,678
Interest expense	-	(17,130)	(17,130)

Total Other Income (Expenses)	7,678	(17,130)	(9,452)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(11,455,616)	(5,294,630)	(16,887,528

Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(11,455,616)	$(5,294,630)	$(16,887,528

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,293,298	398,990

NET LOSS PER BASIC AND DILUTED SHARES	$(0.66)	$(13.27)

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

Description	Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

Balance, December 30, 2002	37,994,923	$37,995	$1,046,848	$-	$1,084,843

Recapitalization for reverse merger	11,000,000	11,000	(61,184)	-	(50,184)

Issuance of shares for services	1,000,000	1,000	27,563	-	28,563

Cancellation of Founder shares	(860,000)	(860)	860	-	-

Net loss for the period December 30, 2002
through June 30, 2003	-	-	-	(137,282)	(137,282)

Balance, June 30, 2003	49,134,923	49,135	1,014,087	(137,282)	925,940

Issuance of shares for services	5,000,000	5,000	3,345,000	-	3,350,000

Conversion of payables to equity	-	-	170,285	-	170,285

Net loss for the year ended June 30, 2004	-	-	-	(5,294,630)	(5,294,630)

Effect of recapitalization 1:100 stock split	(53,593,574)	(53,594)	53,594	-	-

Balance, June 30, 2004	541,349	541	4,582,966	(5,431,912)	(848,405)

Issuance of shares for services	4,039,588	4,040	2,035,931	-	2,039,971

Issuance of shares for intellectual property	26,000,000	26,000	836,500	-	862,500

Issuance of shares for cash	1,208,101	1,208	553,142	-	554,350

Issuance of options for services and compensation	-	-	3,149,961	-	3,149,961

Issuance of shares for cash under
Standby Equity Distribution Agreement	373,724	374	399,626	-	400,000

Net loss for the year ended June 30, 2005	-	-	-	(11,455,616)	(11,455,616)

Balance, June 30, 2005	32,162,762	$32,162	$11,558,126	$(16,887,528j)	$(5,297,240)

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	2005	2004	Cumulative Totals December 30, 2002 through June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,455,616)	$(5,294,630)	$(16,887,528)
Adjustments to reconcile net loss to net cash
used in operating activities

Common stock issued for services	2,039,971	3,350,000	5,389,971
Options issued for services	2,069,961	-	2,069,961
Options issued as compensation	1,080,000	-	1,080,000
Depreciation and amortization	1,854	38,840	40,694
Impairment of property and equipment	-	107,964	107,964
Impairment of goodwill and intangibles	3,862,500	701,347	4,563,847
Write-off of inventory	-	266,519	266,519

Changes in assets and liabilities
(Increase) decrease in
prepaid expenses and other current assets	(22,330)	15,982	(21,731)
Increase (decrease) in
accounts payable and accrued expenses	74,457	(12,279)	187,723

Total adjustments	9,106,413	4,468,373	13,684,948

Net cash (used in) operating activities	(2,349,203)	(826,257)	(3,202,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	-	-	(1,018,814)
Acquisition of intangible assets	(63,750)	-	(63,750)
Acquisitions of fixed assets	(22,996)	(26,767)	(49,763)

Net cash (used in) investing activities	(86,746)	(26,767)	(1,132,327)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the sale of stock	554,349	-	1,639,192
Proceeds from Standby Equity Distribution Agreement	400,000	-	400,000
Liability for stock to be issued	749,949	-	749,949
Reduction of loan	(5,000)	-	(5,000)
Advances from shareholders	1,200,935	499,776	1,700,711
Payments to shareholders	(453,924)	-	(453,924)
Payments to related company, net	(3,000)	-	(3,000)
Advances from related company, net	-	314,339	314,339

Net cash provided by financing activities	2,443,309	814,115	4,342,267

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	7,360	(38,909)	7,360

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	38,909	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$7,360	$-	$7,360

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest	$-	$190	$190

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for services	$2,039,971	$3,350,000	$5,389,971
Common stock issued for intangibles	$3,000,000	$-	$3,000,000
Options issued for services	$2,069,961	$-	$2,069,961
Options issued as compensation	$1,080,000	$-	$1,080,000
Impairment of property and equipment	$-	$107,964	$107,964
Impairment of goodwill and intangibles	$3,862,500	$701,347	$4,563,847
Conversion of payables to equity	$-	$170,285	$170,285

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 1-      ORGANIZATION AND BASIS OF PRESENTATION

Princeton Ventures, Inc. (the "Company") was incorporated in the State of Nevada on May 10, 2001. The Company had not commenced operations. On May 30, 2003, the Company exchanged 37,994,923 shares of its common stock for all of the issued and outstanding shares of Aero Marine Engine Corp. ("Aero"). Aero was formed on December 30, 2002. Aero had no operations and was formed to acquire the assets of Dyna-Cam Engine Corporation. The Company changed its name from Princeton Ventures, Inc. to Aero Marine Engine, Inc.

At the time that the transaction was agreed to, the Company had 20,337,860 common shares issued and outstanding. In contemplation of the transaction with Aero, the Company's two primary shareholders cancelled 9,337,860 shares of the Company's common stock held by them, leaving 11,000,000 shares issued and outstanding. As a result of the acquisition of Aero, there were 48,994,923 common shares outstanding, and the former Aero stockholders held approximately 78% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Aero, under the purchase method of accounting, and was treated as a recapitalization with Aero as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the May 30, 2003, acquisition of the Company. The financial statements have been prepared to give retroactive effect to December 30, 2002, the date of inception of Aero, of the reverse acquisition completed on May 30, 2003, and represent the operations of Aero. Consistent with reverse acquisition accounting: (i) all of Aero's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on May 30, 2003.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Aero, its wholly owned subsidiary. The purchase of the operating assets of Dyna-Cam occurred on June 30, 2003. The consolidated entity is considered a development stage enterprise as of June 30, 2005.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company faces many operating and industry challenges. The Company intends to do business in a highly competitive industry. Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the initiation and continued expansion of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements, as discussed below, and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company, under its new management, has raised over $1,200,000 in cash to affect the development of the Axial Vector Engine “E” (Electronic). Management believes that significant capital is required to adequately develop the Axial Vector Engine “E” engine and begin operations. In the year ended June 30, 2005, shareholders of the Company have advanced a net of $1,246,787 to assist in funding the operations.

The Company will require additional capital. Although the current majority stockholders of the Company, as well as an affiliate, have made verbal commitments with no guarantees to continue to fund the development and sales and marketing efforts of the Company, if alternate financing cannot be obtained. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing will require the Company to delay, curtail or scale back some or all of its research and development programs, sales, marketing efforts and manufacturing operations.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On May 19, 2005, the Company announced that it had changed its name to Axial Vector Engine Corporation (“Axial”). Management believes the new name  will more accurately describe the Company’s mission. The Company’s stock symbol changed to AXVC.

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having an original maturity of three months or less at the time of purchase.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aero Marine Engine Corp. All significant inter-company accounts and transactions are eliminated.

Inventory

Inventories consisted of raw materials and purchased parts used in the manufacturing of engines. The Company records the inventory at the lower of cost (first-in, first-out) or market. The Company has determined all inventory as of June 30, 2004 is obsolete, and has written off the remaining $266,519.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, three to seven years. Reviews are regularly performed to determine whether facts and circumstances exist that indicate the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its property and equipment by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

Reclassifications

Certain amounts for the year ended June 30, 2004 have been reclassified to conform to the presentation of the June 30, 2005 amounts. The reclassifications have no effect on net loss for the year ended June 30, 2004.

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

Advertising

The Company’s policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the years ended June 30, 2005 and 2004 was $164,185 and $44,891, respectively.

Research and Development

Research and development costs are expensed as incurred.

Intangible Assets

Intangible assets are comprised of goodwill, and the technology and intellectual property of Transporter, Inc., as well as new patents pending related to the Axial Vector Engine “E” (Electronic). These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company does not amortize goodwill but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The finite life of the intangibles will be amortized over 7 to 10 years. Amortization expense was $ -0- and $20,037 for the years ended June 30, 2005 and 2004, respectively. The Company recognized impairment of the intangible asset of $3,862,500 and $701,347 for the years ended June 30, 2005 and 2004, respectively.

During the year ended June 30, 2005, the Company incurred costs of $63,750 in applying and registering of patents. These patents are currently pending. Due to the nature of the patents, the Company anticipates receiving confirmation on their applications in an expedited fashion.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123”.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

Stock-Based Compensation (Continued)

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Common Stock Issued for Other Than Cash

Services purchased and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

(Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	JUNE 30, 2005	JUNE 30, 2004
Net Loss	$(11,455,616)	$(5,294,630)
Weighted-average common shares outstanding (Basic)	17,293,298	398,990
Weighted-average common stock equivalents: Stock options and warrants	-	-
Weighted-average common shares outstanding (Diluted)	17,293,298	398,990

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As of June 30, 2005 there were 2,960,939 options and one warrant available. The warrant has the option to purchase two million shares. As of June 30, 2004, there were no outstanding options or warrants available.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 3-     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2005 and 2004.

	2005	2004

Computer	$7,000	$-
Equipment and machinery	13,273	18,803
Office equipment	2,723	-
	22,996	18,803

Less: accumulated depreciation	(1,854)	(18,803)
	$21,142	$-

Depreciation expense for the years ended June 30, 2005 and 2004 was $1,854 and $18,803.

NOTE 4-     RELATED PARTY TRANSACTIONS

An affiliated entity is providing office space to the Company at no charge, and is providing funds for payroll, moving and other general expenses. As of June 30, 2005 and 2004, the Company incurred and accrued $311,339 and 314,339, respectively, in liabilities to this entity. The advances and funding are based on verbal commitments with no guarantees of future advances or funding.

NOTE 5-     DUE TO SHAREHOLDERS

Certain shareholders of the Company have advanced funds to the Company to cover cash flow deficiencies. During the years ended June 30, 2005 and 2004, these shareholders advanced a net of $1,246,787 and $499,776, respectively. The advances have no stated repayment terms. The advances will bear interest at the Federal Reserve prime rate plus 1.25% and interest will be payable annually.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 6-     LIABILTY FOR STOCK TO BE ISSUED

This account represents shares to be issued in connection with the Standby Equity Distribution Agreement and a private investor for which cash was received by the Company prior to issuance of the stock as of June 30, 2005.

NOTE 7-     NOTE PAYABLE

Note payable to Transporter Inc. commencing August 2004 (See Notes 10 and 12) for the purchase of exclusive rights to certain video-conferencing technology. The note is payable in intervals over 24 months of which $100,000 was due within 60 days of the date of the agreement. No interest has been imputed as the agreement is in dispute and a rescission of the agreement is being sought.

NOTE 8-     PROVISION FOR INCOME TAXES

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

At June 30, 2005, deferred tax assets consist of the following:

2005
Deferred tax assets	$3,859,340
Less Valuation allowance	(3,859,340)
Net deferred assets	$ -0-

At June 30, 2005, the Company had federal net operating loss carry forwards in the approximate amounts of $16,875,000 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 9-     STANDBY EQUITY DISTRIBUTION AGREEMENT

On April 25, 2005, the Company entered into a Standby Equity Distribution Agreement (“Agreement”) with Alliance Capital Management. Under the agreement, the Company may issue and sell to Alliance Capital Management common stock for a total purchase price of up to $4.0 million. The purchase price for the first payment is 200,000 shares. The remaining purchase price for the shares is equal to 75% of the market price, which is determined as the lowest volume weighted average price of the common stock during the ten trading days following the notice date. This calculation is mandated by the Agreement.

The amount of each advance is subject to an aggregate maximum advance of $400,000 due and payable on the 5th of each month commencing May 5, 2005 and continuing through February 5, 2006. Alliance Capital Management received, as additional consideration, one (1) warrant to purchase two million shares of common stock at a fixed rate of $4.00 per share for a period of two years.

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of June 30, 2005, the Company has 32,162,762 shares of common stock issued and outstanding.

The Company issued 37,994,923 shares of its common stock in connection with the acquisition of Aero Marine Engine Corp. Under reverse acquisition accounting, these shares are reflected as issued on the date of inception and valued at the book value of the net assets of as of the date of the transaction.

Aero was incorporated in contemplation of the reverse acquisition of the Company as well as the Dyna-Cam acquisition. A total of 38,994,923 common shares were issued in the reverse merger transaction. However, 1,000,000 of those shares were designated for the Dyna-Cam acquisition. (See Subsequent Event Footnote.) The Company raised $1,218,598 as part of its initial capitalization. This capital was raised among four individuals in contemplation of their receiving the 37,994,923 shares of the Company's common stock in connection with the acquisition of Aero Marine Engine Corp. The value of the 1,000,000 shares issued in connection with the Dyna-Cam purchase was determined to be $0.032 per share, which is the price per share paid by the investors that acquired the 37,994,923 shares for cash.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

In connection with the reverse acquisition transaction with Aero, the Company's two controlling shareholders at that time cancelled 9,337,860 shares of common stock held by them. Upon completion of this cancellation, the Company had 11,000,000 shares of common stock remaining outstanding prior to the reverse acquisition transaction.

In January 22, 2004, the Company issued 5,000,000 shares of its common stock in exchange for consulting services rendered to the Company pursuant to an S-8 registration statement. These shares were valued at $3,350,000 ($.67 per share), the fair value of the stock at the date of issuance.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

On August 25, 2004, the Company entered into a Consulting Fee Agreement with Carlyle Financial Consulting Group, which will continue to provide consulting services for all of the Company’s businesses and will also continue to coordinate prospective acquisitions in European countries and the Arabian Gulf. The consulting fee was negotiated for 1,400,000 shares of common stock, which the Company has registered with the Securities and Exchange Commission on Form S-8 Registration Statement under the Securities Act of 1933.

On September 9, 2004, the Company issued 200,000 shares of common stock of the Company in exchange for legal and professional services rendered and to be rendered.

On November 8, 2004 the Company issued 157,788 shares of common stock of the Company in exchange for consulting services rendered.

On January 3, 2005 the Company issued 100,000 shares of common stock with a par value of $.001 for $300 cash.

On April 6, 2005 the Company issued 67,710 shares of common stock of the Company in exchange for consulting services rendered.

On April 20, 2005, the Company completed an offering of 1,800,000 units at a price of $0.50 per unit. Each unit consists of one share of common stock par value $.001 and one warrant to purchase one share of common stock, exercisable for two years closing of the offering. The total amount the Company received was 900,000. As of June 30, 2005, only 1,108,101 shares have been issued.

On April 17, 2005, the Company issued 1,465,000 shares of common stock of the Company in exchange for a management-consulting contract. The contract is for a period of five years and is estimated to be worth $35,000 a year, totaling $175,000.

F_19

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

On April 15, 2005, the Company issued 600,000 shares of common stock of the Company in exchange for consulting services rendered.

On April 15, 2005, the Company issued 20,000 shares of common stock of the Company as part of a previous agreement for consulting services rendered.

In June 2005, the Company issued 129,061 shares of common stock of the Company for legal services.

During the year, the Company cancelled 860,000 of founder shares, which had been restated back to the period ended June 30, 2003.

The Company, at June 30, 2005, has 100,000,000 shares of preferred stock authorized and no shares issued and outstanding.

Stock Option Plan and Warrants

In April 2005, the Company’s Board of Directors established the Axial Vecor Engine Corporation 2005 Stock Option Plan. The Board authorized up to 4,244,874 common shares (post-split) to be authorized and issued to officers, directors and employees.

The Company granted post-split options totaling 3,000,000 shares of which 39,061 options were exercised as cashless options resulting in 39,061 shares of stock. All of these options were granted to officers and key members of the management team of the Company.

Under the Black-Scholes option pricing model, the total value of the stock options granted in 2005 is reflected for pro forma presentation due to the Company following APB 25 for the expensing of its stock options. SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Stock Option Plan and Warrants (Continued)

The following tables summarize the activity of the Company's stock option plan:

	Year Ended June 30, 2005
	Number of Options	Weighted average exercise price
Outstanding, beginning of period	-	-
Granted below fair value	3,000,000	1.53
Granted at fair value	-	-
Exercised	39,061	(1.53)
Outstanding - end of period	2,960,939	1.53
Exercisable at end of period:	2,960,939	1.53

Year Ended June 30, 2004
	Number of Options	Weighted average exercise price
Outstanding, beginning of period	-	$ -
Granted below fair value	-	-
Granted at fair value	-	-
Cancelled	-	-
Outstanding - end of period	-	$ -
Exercisable at end of period:	-	$ -

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Stock Option Plan and Warrants (Continued)

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2005 and 2004; no annual dividends, volatility of 100%, risk-free interest rate of 5.50%, and expected life of five years.

The stock options vest over a period of five years upon the granting pursuant to the employees respective employment agreements. The Company anticipates that the remaining options available are expected to be held until they are fully vested. For 2005 and 2004, the average years remaining on the options was 5 years and 0 years, respectively. These represent the weighted average contractual life of the options. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

Net loss:
As reported	(11,455,616)	(5,294,630)
Less: Compensation expense recognized	(1,080,000)	-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,255,908	-
Pro forma	$(10,279,708)	$-
Net loss per share:
As reported:
Basic	0	13.27
Diluted	0	13.27
Pro forma:
Basic	0	13.27
Diluted	0	13.27

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Stock Option Plan and Warrants (Continued)

The Company issued 1 and 0 warrants as of June 30, 2005 and 2004. These warrants were issued in connection with the equity financing the Company entered into in April 2005. The warrant has not been exercised as of June 30, 2005.

The fair value of this warrant was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 5.5%, dividend yield 0%, volatility 100% and expected life of two years.

The Company has the following warrants exercisable for the purchase of its common stock. All warrants and prices are reflected retroactive to the stock split:

Price	Expiration Date	2005	2004
$ 4.00	April 25, 2005	2,000,000	-
$ 3.00	April 20, 2007	1,800,000	-

In addition, all of these warrants are outstanding as of June 30, 2005, and the warrant to date has not been exercised.

NOTE 11-     GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses for the years ended June 30, 2005 and 2004, and since inception. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12-     COMMITEMENTS AND CONTINGENCIES

The Company is a party to a lawsuit involving a past due claim. This amount has been included in its accounts payable at June 30, 2005, and the Company plans on making full payment on the outstanding liability.

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

In May 2005, the Company filed suit against Transporter, Inc and its principals, David Werner and Craig Della Penna. The suit seeks to rescind the August 2004 agreement under which the Company acquired the exclusive rights to certain video-conferencing technology. The Company contends that the principals intentionally misrepresented the status and capabilities of the technology that was acquired under the original agreement. The case is pending litigation. The Company has determined that the technology is worthless, and thus has impaired the asset in its entirety as of June 30, 2005.

Item 8: Changes In and Disagreements with Accountants on Accounting and Financial
  Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 8B: Other information

None.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Office(s) Held
Dr. Raymond Brouzes	63	Chief Executive Officer, Chief Financial Officer, & Director
Samuel Higgins	50	Director
Benjamin Langford	55	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Dr. Raymond Brouzes is our president, chief executive officer and has been one of our directors since January 2005. Dr. Brouzes was invited in 1996 by the National Science and Technology Board of Singapore to create an environmental institute that would be one of the ten institutes funded by the government to spearhead that nation’s highly successful knowledge based economy. His appointed was based on a number of factors including his successful Canadian experience as Director General of the Technology Development Branch of Environment Canada; as Corporate Director for Environmental Affairs with Alcan Aluminium for 10 years and as a senior partner in a venture capital fund. In 2001 following his five year appointment in Singapore, Dr. Brouzes accepted the Presidency of Ultrasound Fluid Technologies, L.L.C. a Texas based start-up firm specialized in ultrasound for cost-effective separation (desalination) of salt from seawater to produce potable water. From May 2004 to August 2005, Dr. Brouzes served as President at Trans Max Industries, Inc., a reporting company that specializes in water production technology and intelligent plasma ignition management systems.

Samuel Higgins is one of our Directors since January 2005. Since 1995, Mr. Higgins has served as Senior Managing Director of IEP, International Equity Partners a private equity firm with offices in Mexico, India and the United Arab Emirates. Mr. Higgins also is a director of Trans Max Technologies, Inc. and Magellan Industries, Inc., both reporting companies.

Benjamin Langford is one of our Directors.  Benjamin Langford was formerly our President and resigned from this position on January 6, 2005. Mr. Langford was employed from 1999 to 2000 at Jefferson Smurfit Corporation in their Oregon City Division in the Production Department.  In 2000 until present, Mr. Langford has been President and sole owner of Langford Unlimited, as a business consultant.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Other than the relationships set forth below, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Benjamin Langford is the brother-in-law of Samuel Higgins.

Involvement in Certain Legal Proceedings

To the best knowledge of the Company, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

The Company does not have a designated standing audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company during or with respect to the year ended December 31, 2004, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30,

2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Dr. Raymond Brouzes, CEO & President	1	1	1
Samuel J. Higgins, Director	4	19	4
Benjamin Langford, Director	0	0	0

Code of Ethics Disclosure

As of June 30, 2005, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

We have begun the process of drafting a code of ethics which will be filed with the Securities and Exchange Commission upon its adoption by the board of directors.

Item 10: Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Dr. Raymond Brouzes	President, CEO and Director	2005 2004 2003	62,500 n/a n/a	0 n/a n/a	0 n/a n/a	1,200,000 (1) n/a n/a	1,000,000 n/a n/a	0 n/a n/a	0 n/a n/a
Benjamin Langford	Former President and Director	2005 2004 2003	8,545 2,000 n/a	0 0 n/a	0 0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Donald Whitehead	Former Secretary and Director	2005 2004 2003	0 500 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a
Jeffrey Floyd	Former Treasurer	2005 2004 2003	0 500 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a

(1)	The dollar value was calculated by multiplying the closing market price of $2.00 on April 15, 2005, the date of the grant, by the 600,000 shares of restricted common stock awarded.

(2)
The aggregate number of restricted stock holdings held by Dr. Raymond Brouzes as of the fiscal year ended June 30, 2005 was 600,000 shares of restricted common stock and the value was $2,028,000. This dollar value was calculated by multiplying the closing market price of $3.38 on June 30, 2005, the date of the last completed fiscal year, by the aggregate number restricted stock holdings as of the fiscal year ended June 30, 2005.

Stock Option Grants

The table set forth below summarizes the issuance of stock option grants to our executive officers and directors during the year ended June 30, 2005. We have not granted any stock options to our executive officers or employees since June 30, 2005.

Name	Number of Securities Underlying Options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Dr. Raymond Brouzes	1,000,000	33.3%	$1.52	April 14, 2010
Samuel Higgins	1,000,000	33.3%	$1.52	April 14, 2010

Compensation to Directors

The Company currently compensate Mr. Higgins $5,000 on a monthly basis for his service as a member of the board of directors. Other than the compensation paid to Mr. Higgins, our directors are not compensated for serving on its board of directors.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

The following table sets forth the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 34,653,780 shares of common stock issued and outstanding on September 7, 2005.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Current Executive Officers & Directors:
Common	Dr. Raymond Brouzes One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon 97204	1,500,000 shares	7.2% (2)
Common	Samuel J. Higgins One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon 97204	18,109,690 shares (3)	55.1% (4)
Common	Benjamin Langford One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon 97204	0 shares	0%
Total of All Current Directors and Officer:		19,609,690 shares	62.3%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)
Included in the calculation of beneficial ownership for Dr. Brouzes are options which are exercisable within 60 days to purchase 1,000,000 shares of common stock. These options are immediately exercisable at the price of $1.52 per share and expire on April 14, 2010.

(3)
Mr. Higgins has an indirect beneficial ownership in 15,859,690 shares held by International Equity Partners S.A. Mr. Higgins has an indirect beneficial ownership in 1,000,000 shares held by Higgins Irrevocable Trust with his spouse as trustee. Mr. Higgins has an indirect beneficial ownership in 1,000,000 shares held by HJS Family Trust for the benefit of Mr. Higgins’ sons. Mr. Higgins has an indirect beneficial ownership as trustee in 250,000 shares held by Bessie Family Trust.  In accordance with Rule 13d-4 of the Exchange Act, Mr. Higgins disclaims beneficial ownership in these shares.

(4)
Included in the calculation of beneficial ownership for Mr. Higgins are options which are exercisable within 60 days to purchase 1,000,000 shares of common stock. These options are immediately exercisable at the price of $1.52 per share and expire on April 14, 2010.

Item 12: Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

On July 1, 2004, Financial Investors, Inc. acquired 6,333,784 shares of our common stock, Eastern Business Associates, Inc. acquired 6,333,784 shares of the our common stock, and the Balboa Group acquired 19,001,352 shares of the our common stock. Samuel J. Higgins, one of our directors, is a director each of the companies set forth above.

On August 24, 2004, International Equity Partners, S.A. entered into an agreement with Transporter, Inc. and acquired the rights to certain technologies. Also on August 24, 2004, International Equity Partners, S.A. assigned to us all its rights, title, and interest in the agreement entered into with Transporter, Inc. in exchange for 25,000,000 shares of the our common stock. International Equity Partners, S.A. is an entity controlled by Samuel J. Higgins, one of our directors.

At December 31, 2004, we owed Trans Max Technologies, Inc. (“Trans Max”) $314,339 for advances made in relocating this company to Ronkonkoma, New York and funding their payroll. Our Chief Executive Officer, Raymond Brouzes previously served as the Chief Executive Officer of Trans Max., but at the time of this advance Dr. Brouzes was not the Chief Executive Officer of either Aero Marine Engine, Inc. or Trans Max.

On May 18, 2005, we received $600,000 from Samuel J. Higgins, a member of our board of directors, on demand together with interest of 5% per annum.  The total amount of this loan was later increased to $1,246,000.

Item 13: Exhibits

Exhibit Number	Description
10.1	Joint Venture Agreement with Adaptive Propulsion Systems, LLC [1]
10.2	Addendum to Joint Venture Agreement with Adaptive Propulsion Systems, LLC
10.3	Contract for Production of Generators with Adaptive Propulsion Systems, LLC [1]
10.4	Exclusive Purchase Agreement [2]
10.5	Memorandum of Understanding with Kirloskar Oil Engines Limited
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously filed as an exhibit to the quarterly report on Form 10-QSB for the period ended March 31, 2005 and filed with the Securities and Exchange Commission on May 24, 2005
[2]	Previously filed as an exhibit to a current report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2004

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal years ended June 30, 2004 and 2005 were approximately $9,000 and $19,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2004 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all services other than those set forth above, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2004 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axial Vector Engine Corporation

By:     /s/ Dr. Raymond Brouzes
_________________________
Dr. Raymond Brouzes
Chief Executive Officer,
Chief Financial Officer and Director

October 13, 2005

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

    /s/ Samuel Higgins                /s/ Benjamin Langford
By:___________________________	By:___________________________
Samuel Higgins Director October 13, 2005	Benjamin Langford Director October 13, 2005