Form 10QSB
period 2005-09-30
AXIAL VECTOR ENGINE CORP
filed 2005-11-17
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-49698

Axial Vector Engine Corporation
(Exact name of small business issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,019,026 Common Shares as of October 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2005	F-1
(b)	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004;	F-2
(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004; and	F-3
(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS
2005
Current Assets:
Cash and cash equivalents	$149,015
Deposit	22,670
Prepaid expenses	22,330

Total Current assets	194,015

Property and equipment, net	39,162

Intangible assets, net	217,544

TOTAL ASSETS	$450,721

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$154,492
Current portion of note payable	1,500,000
Liabiltiy for stock to be issued	337,095
Due to related company	301,339

Total Current liabilities	2,292,926

Long Term Liabilities:
Due to shareholders	1,740,191
Note payable - net of current portion	1,495,000
Total long term liabilities	3,235,191

Total Liabilities	5,528,117

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 Par Value; 100,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 Par Value; 100,000,000 shares authorized
32,728,234 shares issued and outstanding	32,728
Additional paid-in capital	12,766,588
Deficit accumulated during the development stage	(17,876,712)

Total Stockholders' Deficit	(5,077,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$450,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		December 30, 2002 through
	2005	2004	September 30, 2005
OPERATING REVENUES
Sales	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Compensation expense	29,062	-	2,775,528
Professional and consulting fees	227,163	92,500	5,944,294
Advertising and promotions	42,851	-	251,927
Rent	999	-	45,175
Impairment of goodwill and intangibles	-	812,500	4,563,847
Impairment of property and equipment	-	-	107,964
Write-off of inventory	-	-	266,519
Research and development	615,851	-	2,947,011
General and administrative expenses	96,579	15,500	905,192
Depreciation and amortization	1,552	-	42,246
Total Operating Expenses	1,014,057	920,500	17,849,703

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(1,014,057)	(920,500)	(17,849,703)

OTHER INCOME (EXPENSE)
Interest income	65	-	7,743
Interest expense	(17,622)	(1,500)	(34,752)

Total Other Income (Expenses)	(17,557)	(1,500)	(27,009)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,031,614)	(922,000)	(17,876,712)

Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,031,614)	$(922,000)	$(17,876,712)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	32,446,277	11,295,724

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		December 30, 2002 through
	2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,031,614)	$(922,000)	$(17,876,712)
Adjustments to reconcile net loss to net cash
used in operating activities

Common stock issued for services	-	59,000	4,151,539
Common stock issued as compensation	-	-	1,200,000
Options issued for services	-	-	2,069,961
Options issued as compensation	-	-	1,080,000
Depreciation and amortization	1,552	-	42,246
Impairment of property and equipment	-	-	107,964
Impairment of goodwill and intangibles	-	812,500	4,563,847
Write-off of inventory	-	-	266,519

Changes in assets and liabilities
(Increase) in prepaid expenses and other current assets	-	-	(21,731)
Increase in accounts payable and accrued expenses	23,077	3,001,500	210,802

Total adjustments	24,629	3,873,000	13,671,147

Net cash provided by (used in) operating activities	(1,006,985)	2,951,000	(4,205,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	-	-	(1,018,814)
Acquisition of intangible assets	(153,794)	-	(217,544)
Acquisitions of fixed assets	(19,572)	(3,000,000)	(69,335)

Net cash (used in) investing activities	(173,366)	(3,000,000)	(1,305,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock through the exercise of options	38,602	-	1,686,650
Proceeds from Standby Equity Distribution Agreement	1,200,000	-	1,600,000
Liability for stock to be issued	(400,000)	-	337,095
Repayment of loan	-	-	(5,000)
Advances from shareholders	651,000	49,000	2,351,711
Payments to shareholders	(157,596)	-	(611,520)
Payments to related company, net	(10,000)	-	(13,000)
Advances from related company, net	-	-	314,339

Net cash provided by financing activities	1,322,006	49,000	5,660,275

NET INCREASE IN CASH AND CASH EQUIVALENTS	141,655	-	149,017

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	7,360	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 149,015	$-	$ 149,017

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest	$-	$-	$ 190

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for services	$-	$59,000	$5,389,971
Common stock issued for intangibles	$-	$-	$3,000,000
Options issued for services	$-	$-	$2,069,961
Options issued as compensation	$-	$-	$1,080,000
Impairment of property and equipment	$-	$-	$107,964
Impairment of goodwill and intangibles	$-	$812,500	$4,563,847
Conversion of payables to equity	$-	$-	$170,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the June 30, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION
(CONTINUED)

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

The Company, under its new management, has raised over $1,200,000 in cash to affect the development of the Axial Vector Engine “E” (Electronic). Management believes that significant capital is required to adequately develop the Axial Vector Engine “E” engine and begin operations. For the three months ended September 30, 2005, shareholders of the Company have advanced a net of $493,404 to assist in funding the operations.

The Company will require additional capital. Although the current majority stockholders of the Company, as well as an affiliate, have made verbal commitments with no guarantees to continue to fund the development and sales and marketing efforts of the Company, if alternate financing cannot be obtained. There can be no assurance that any new

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION
          (CONTINUED)

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having an original maturity of three months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits that may exceed federally insured limits. As of September 30, 2005, the Company had $486,200 in excess of the $100,000 insured limit.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

Concentration of Credit Risk(Continued)

Concentration of credit risk, with respect to accounts receivable-customers, is limited through the Company’s credit evaluation process. The Company reviews the credit history before extending credit. Generally, the Company does not require collateral from its customers.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Dyna-Cam, Aero Marine Engine Corp. All significant inter-company accounts and transactions are eliminated.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Reclassifications

Certain amounts for the three months ended September 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net loss for the three months ended September 30, 2004.

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

Advertising

The Company’s policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the three months ended September 30, 2005 and 2004 was $42,851 and $0, respectively.

Research and Development

Research and development costs are expensed as incurred.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

Intangible Assets

Intangible assets are comprised of goodwill, and the technology and intellectual property of Transporter, Inc., as well as new patents pending related to the Axial Vector Engine “E” (Electronic). These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company does not amortize goodwill, but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The finite life of the intangibles will be amortized over 17 years when final approval is granted. Amortization expense was $ -0- for the three months ended September 30, 2005

The Company recognized impairment of the intangible asset of $0 and $812,500 for the three months ended September 30, 2005 and 2004, respectively.

During the three months ended September 30, 2005, the Company incurred costs of $153,794 in applying and registering of patents. These patents are currently pending. Due to the nature of the patents, the Company anticipates receiving confirmation on their applications in an expedited fashion.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

Stock-Based Compensation(Continued)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,
	2005	2004
Net Loss	$(1,031,614)	$(922,000)

Weighted-average common shares
outstanding (Basic)	32,446,277	11,295,724

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	32,446,277	11,295,724

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As of September 30, 2005 there were 2,935,709 options and one warrant available. The warrant has the option to purchase 2,000,000 shares. As of September 30, 2004, there were no outstanding options or warrants available.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 (CONTINUED)

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard January 1, 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations commencing January 1, 2006 and thereafter.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 3-     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2005.

2005
Computer	$26,572
Equipment and machinery	13,274
Office equipment	2,723
42,569

Less: accumulated depreciation	(3,407)

$39,162

Depreciation expense for the three months ended September 30, 2005 was $1,552.

NOTE 4-    RELATED PARTY TRANSACTIONS

An affiliated entity provided office space to the Company at no charge, and funded payroll, moving and other general expenses. As of September 30, 2005, the Company incurred and accrued $301,339, in liabilities to this entity. The advances and funding are based on verbal commitments with no guarantees of future advances or funding.

NOTE 5-    DUE TO SHAREHOLDERS

Certain shareholders of the Company have advanced funds to the Company to cover cash flow deficiencies. These advances have no stated repayment terms and bear interest at 5% with interest payable annually.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 6-    LIABILTY FOR STOCK TO BE ISSUED

This account represents shares to be issued in connection to a private investor for which cash was received by the Company prior to issuance of the stock as of September 30, 2005.

NOTE 7-    NOTE PAYABLE

Note payable to Transporter Inc. commencing August 2004 (See Note 12) for the purchase of exclusive rights to certain video-conferencing technology. The note is payable in intervals over 24 months of which $100,000 was due within 60 days of the date of the agreement. No interest has been imputed as the agreement is in dispute and a rescission of the agreement is being sought.

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

At September 30, 2005, deferred tax assets consist of the following:

2005
Deferred tax assets	$6,077,840
Less: valuation allowance	(6,077,840)
Net deferred assets	$-0-

At September 30, 2005, the Company had federal net operating loss carry forwards in the approximate amounts of $17,876,000 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

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

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of September 30, 2005, the Company has 32,728,234 shares of common stock issued and outstanding.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT)
(CONTINUED)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

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

On November 11, 2004 the Company issued 463,776 shares of common stock of the Company in exchange for financial services.  The services were never rendered and the shares were subsequently cancelled.  These tranactions has been retroactively restated back to the period ended December 31, 2004 to reflect the cancellation.

On January 3, 2005 the Company issued 100,000 shares of common stock with a par value of $.001 for $300 cash.

On April 6, 2005 the Company issued 50,000 shares of common stock of the Company in exchange for consulting services rendered.

On April 20, 2005, the Company completed an offering of 1,800,000 units at a price of $0.50 per unit. Each unit consists of one share of common stock par value $.001 and one warrant to purchase one share of common stock, exercisable for two years closing of the offering. The total amount the Company received was 900,000. As of June 30, 2005, only 1,125,811 shares have been issued.

On April 17, 2005, the Company issued 1,465,000 shares of common stock of the Company in exchange for a management-consulting contract. The contract is for a period of five years and is estimated to be worth $35,000 a year, totaling $175,000.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 10-     STOCKHOLDERS' EQUITY (DEFICIT)
 (CONTINUED)

On April 15, 2005, the Company issued 600,000 shares of common stock of the Company as compensation.

On April 15, 2005, the Company issued 20,000 shares of common stock of the Company as part of a previous agreement for consulting services rendered.

In June 2005, the Company issued 129,061 shares of common stock of the Company for legal services.

During the year, the Company cancelled 860,000 of founder shares, which had been restated back to the period ended June 30, 2003.

For the three months ended September 30, 2005, the Company issued 540,242 shares of common stock as part of their Standby Equity Agreement (See Note 9)

For the three months ended September 30, 2005, the Company issued 1,465,000 shares of common stock in exchange for financial services.  The services were never rendered and the shares were subsequently cancelled.  These transactions have been retroactively restated for the period ended September 30, 2005 to reflect the cancellation.

In September 2005, the Company issued 25,230 shares of common stock through the exercise of options. The options carried a strike price of $1.53.

The Company, at September 30, 2005, has 100,000,000 shares of preferred stock authorized and no shares issued and outstanding.

NOTE 11-     GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses for the years ended June 30, 2005 and 2004 and for the three months ended September 30, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 11-     GOING CONCERN UNCERTAINTY
 (CONTINUED)

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12-     COMMITEMENTS AND CONTINGENCIES

On August 24, 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics. Adaptive will provide 100% of the capital and labor to build military grade engines based on the Registrant’s Dyna-Cam engine design. Adaptive will pay the Company a 20% gross royalty on all orders of the engines sold to the United States Government. The Company will have the rest of the world military market and all civilian commercial applications, and the Company will pay a five (5%) percent royalty on such orders to Adaptive.

In May 2005, the Company filed suit against Transporter, Inc and its principals, David Werner and Craig Della Penna. The suit seeks to rescind the August 2004 agreement under which the Company acquired the exclusive rights to certain video-conferencing technology. The Company contends that the principals intentionally misrepresented the status and capabilities of the technology that was acquired under the original agreement. The case is pending litigation. The Company has determined that the technology is worthless, and thus has impaired the asset in its entirety as of September 30,2005.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

During the year ended June 2005, Adaptive conducted an engine endurance evaluation using digital simulation with the assistance of a software product. This particular testing is useful in estimating the Mean Time to Failure (“MTF”) of our engine utilizing the axial vector design. Further testing on our Axial Vector design still remains. We anticipate that by mid-January 2006 all of our engine components will be fully operational and the engine will be operating consistently at the targeted performance level. In mid-January 2006 we anticipate that we will commence the MTF dynamometer testing. The planned MTF dynamometer testing will consist of running the engine for 60 days and taking measurements of engine components to estimate the wear at various time intervals. This testing will provide us with an accurate gauge of the endurance of the engine and its specific components. Based upon the results of the MTF dynamometer testing, further modifications may be required.

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

The development process for these power generators commenced in the last quarter of the fiscal year ended June 30, 2005. We anticipate that Adaptive will be able to comply with the terms of this agreement and complete the development of our initial power generator product line before the end of fiscal year on June 30, 2006. We anticipate that Adaptive will be able to fulfill its obligations under the agreement within the contemplated time frame.

Purchase and Sale of Plant or Significant Equipment

To date, Adaptive has performed all of our research, testing, and product development. If we are successful in developing products for military and commercial use, we intend to license the manufacturing rights. As a result, we do not anticipate any purchase or sale of and equipment over the next twelve months.

Licenses

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

Changes in Number of Employees

As previously stated, all of our research, product development, and testing is currently being conducted by Adaptive. We anticipate that we will hire additional full-time employees to assist our operations once the testing and development of our generators and engines is completed and they are ready for manufacture and sale.

Results of Operations for the Three Months Ended September 30, 2005 and September 30, 2004.

We did not earn any revenue during the three months ended September 30, 2005 and have not earned any revenue since our inception. We do not anticipate earning any revenue until we have completed testing and development of our engines and generators and commenced the manufacturing of these products.

We incurred operating expenses in the amount of $ 1,014,057 for the three months ended September 30, 2005, compared to operating expenses of $920,500 for the three months ended September 30, 2004. The increase in our operating expenses for the three months ended September 30, 2005 was primarily attributable to research and development expenses and professional and consulting fees. We incurred research and development expenses in the amount of $615,851 for the three months ended September 30, 2005, compared to no research and development expenses during the same period in the prior year.

We incurred professional and consulting fees in the amount of $227,163 for the three months ended September 30, 2005, compared to $92,500 during the same period in the prior year.

We have incurred a net loss of $1,031,614 for the three months ended September 30, 2005, compared to $922,000 for the three months ended September 30, 2004. Our losses for the three months ended September 30, 2005 are primarily attributable to research and development expenses and professional and consulting fees, while our losses for the three months ended September 30, 2004 are almost entirely attributable to the impairment of goodwill and intangibles. The recorded impairment of goodwill and intangibles for the three months ended September 30, 2004 was entirely attributable to the impairment of intellectual property from Transporter, Inc. which we acquired.

Liquidity and Capital Resources

As of September 30, 2005, we had current assets in the amount of $194,015 and current liabilities in the amount of $2,292,926. We had a working capital deficit of $2,098,911 on September 30, 2005. As a result, we have insufficient working capital to implement our business plan.

Our operations for the three months ended September 30, 2005 were primarily funded through debt and equity financings. On May 18, 2005, we received $600,000 from International Equity Partners S.A. payable on demand together with interest of 5% per annum. The total amount of this loan was later increased to $1,246,000. This loan helped to fund our operations during the reporting period. An officer and director of our company, Samuel J. Higgins, is also the managing director of International Equity Partners S.A. In addition to this loan, we received financing through the issuance of securities in a private equity offering during the reporting period.

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

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to our consolidated financial statements included elsewhere herein.

Going Concern

We are currently in the development stage, and there is no guarantee whether we will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. Our independent auditors indicated that this raises substantial doubt about our ability to continue as a going concern.

Management believes that the capital requirements will depend on many factors including the success of our product development efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Except as provided below, there have been no material developments in the ongoing legal proceedings previously reported in which we are a party. More discussion of our ongoing legal proceedings is discussed in our annual reports on Form 10-KSB for the year ended June 30, 2005.

Axial Vector Engine Corporation v. Dyna-Cam Engine Corporation, et. al in the U.S. District Court, District of Central California

On October 26, 2005, we filed an a request with the United States District Court, Central District of California (the “Court”) to temporarily restrain defendants Dyna-Cam Engine Corporation, Patricia Wilks and Dennis Palmer (the “Defendants”) from using the “Dyna-Cam” mark, similar names and marks, and other intellectual property, and to set a hearing for a preliminary injunction. The Court granted our request, issued a temporary restraining order (“TRO”), and set a hearing for November 9, 2005 to determine whether the Defendants should be enjoined pending trial of this case from using the “Dyna-Cam” mark, similar names and marks, and other intellectual property. On November 9, 2005, the Court converted our TRO into a preliminary injunction until the matter is resolved. No trial date has been set and discovery is proceeding.

Richard Powers, et. al v. Trans Max Technologies, Inc., et. al, in the Supreme Court State of New York, County of Suffolk, Riverhead

This case is currently in discovery, where we are seeking proof from Richard Powers, Raymond B Wedel, Jr., and Alan Cohen (the “Plaintiffs”) as to their alleged employment and any employment agreements. As of September 30, 2005, this action was still pending in the New York Superior Court, and we are waiting for responses to our discovery requests.

Aero Marine Engine, Inc. v. Transporter, Inc., et. al, in the U.S. District Court, District of Oregon

Craig Della Penna and Daniel H. Warner (the “Defendants”) failed to answer our complaint in the time provided by the Federal Rules of Civil Procedure. As a result, we filed default papers with the U.S. District Court, District of Oregon (the “Court”). Since then, the Defendants have requested an extension of time from the Court to answer our complaint. We have opposed the Defendants request for an extension of time.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of equity securities without registration under the Securities Act of 1933 during the reporting period.

On April 25, 2005, we completed a Financing Agreement in the amount of $4,000,000 with Alliance Capital Management. Under the terms of this agreement, we will receive $400,000 dollars each month for ten months commencing in May of 2005. The monthly payments are convertible in common stock and the amount of shares issued is determined based on 75% of the previous ten day trading average of the company prior to the issuance. Pursuant to the terms of the Financing Agreement described above, we issued the following shares of common stock to Alliance Capital Management during and subsequent to the reporting period: (a) 149,254 shares on July 28, 2005; (b) 201,005 shares on August 9, 2005; (c) 189,983 shares on September 7, 2005; and (d) 286,792 shares on October 20, 2005. These issuances are exempt pursuant to Regulation S of the Securities Act. Alliance Capital Management is a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested that our stock transfer agent affix the appropriate restrictive legend to the stock certificate issued in accordance with Regulation S. The investor was given adequate access to sufficient information about us to make an informed investment decision. These securities were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

On July 22, 2005, we entered into a Management Consulting Agreement (the “MCA”) with Twilight Bay L.L.C. (“Twilight Bay”) whereby Twilight Bay agreed to provide administrative and marketing consulting services, including, but not limited to a positioning statement, corporate profile, public relations, and logos and designs in exchange for the issuance of 1,465,000 shares of our common stock. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock. Subsequent to the reporting period on November 1, 2005, the parties agreed to terminate the MCA and the shares issued to Twilight Bay were returned for cancellation.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

Item 5.     Other Information

On September 26, 2005, we entered into an agreement with Goodrich Capital International, a New York based corporate financial advisory firm that specializes in mergers and acquisitions, divestitures, capital raises and financial planning services for middle market public and private companies. Pursuant to the agreement, Goodrich Capital will provide us with strategic planning services, financial advisory services, and business consulting services in exchange for fees at a rate of $50,000 (USD) per month. We are obligated to pay for three months at this rate and then will evaluate the service price 90 days after the execution of the agreement.

In addition, for each capital raising transaction closed during the term of engagement with Goodrich Capital, as more fully described in the actual agreement, we agreed to pay or issue to Goodrich Capital, as applicable, (i) a cash fee equal to 5% of the transaction amount or the equivalent economic value of a strategic partnership as agreed by the parties; and (ii) warrants to purchase to purchase 5% of our capital stock issued in connection with such capital raising transaction.

The period of the agreement will extend one year and will automatically depending on the development of certain criteria.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Joint Venture Agreement with Adaptive Propulsion Systems, LLC [1]
10.2	Addendum to Joint Venture Agreement with Adaptive Propulsion Systems, LLC [3]
10.3	Contract for Production of Generators with Adaptive Propulsion Systems, LLC [1]
10.4	Exclusive Purchase Agreement [2]
10.5	Memorandum of Understanding with Kirloskar Oil Engines Limited [3]
10.6	Goodrich Capital Agreement, dated September 26, 2005
10.7	Management Consulting Agreement with Twilight Bay, L.L.C. dated July 22, 2005
10.8	Cancellation of Management Consulting Agreement, dated November 1, 2005
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously filed as an exhibit to the quarterly report on Form 10-QSB for the period ended March 31, 2005 and filed with the Securities and Exchange Commission on May 24, 2005
[2]	Previously filed as an exhibit to a current report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2004
[3]	Previously filed as an exhibit to the annual report on Form 10-KSB for the year ended June 30, 2005 and filed with the Securities and Exchange Commission on October 14, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIAL VECTOR ENGINE CORPORATION

Date:	November 16, 2005

By: /s/ Dr. Raymond Brouzes Dr. Raymond Brouzes Title: Chief Executive Officer, Chief Financial Officer, and Director