Form 10QSB
period 2005-12-31
AXIAL VECTOR ENGINE CORP
filed 2006-02-21
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,713,166 Common Shares as of December 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of December 31, 2005.	F-1
(b)	Unaudited Condensed Consolidated Statements of Operations for the six and three months ended December 31, 2005 and 2004;	F-2
(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004; and	F-3
(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY) CONDENSED
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005 (UNAUDITED)

ASSETS
2005
Current Assets:
Cash and cash equivalents	$43,846
Deposit	22,670
Prepaid expenses	455,871

Total Current assets	522,387

Property and equipment, net	37,080

Intangible assets, net	243,324

TOTAL ASSETS	$802,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$709,414
Note payable	2,995,000
Liabiltiy for stock to be issued	283,845
Payroll liabilities	11,823
Due to related company	301,339

Total Current liabilities	4,301,421

Long Term Liabilities:
Due to shareholders	1,214,222
Total long term liabilities	1,214,222

Total Liabilities	5,515,643

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 Par Value; 100,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 Par Value; 100,000,000 shares authorized
33,713,166 shares issued and outstanding	33,713
Additional paid-in capital	15,532,678
Deficit accumulated during the development stage	(20,279,243)

Total Stockholders' Deficit	(4,712,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$802,791

The accompanying notes are an intregral part of the consensed consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)
WITH CUMULATIVE TOTALS SINCE INCEPTION

	SIX MONTHS ENDED		THREE MONTHS ENDED		CUMULATIVE TOTALS
	DECEMBER 31		DECEMBER 31		DECEMBER 30, 2002 through
	2005	2004	2005	2004	DECEMBER 31, 2005

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Compensation expense	108,020	-	78,958	-	2,854,486
Professional and consulting fees	658,879	174,500	431,716	82,000	6,376,010
Advertising and promotions	116,438	-	73,588	-	325,515
Rent	8,368	-	7,369	-	52,544
Impairment of property and equipment	-		-	-	107,964
Impairment of goodwill and intangibles	-	812,500	-	-	4,563,847
Write-off of inventory	-		-	-	266,519
Research and development	2,239,211		1,023,360	-	4,570,371
General and administrative expenses	270,514	40,062	173,934	24,562	1,079,128
Depreciation and amortization	3,634	287	2,082	287	44,328
Total Operating Expenses	3,405,064	1,027,349	1,791,007	106,849	20,240,712

NET LOSS BEFORE OTHER (EXPENSES)
AND PROVISION FOR INCOME TAXES	(3,405,064)	(1,027,349)	(1,791,007)	(106,849)	(20,240,712)

OTHER (EXPENSES)
Interest income	71	-	6	-	7,749
Interest expense	(29,150)	(3,351)	(13,829)	(1,851)	(46,280)

Total Other Expenses	(29,079)	(3,351)	(13,823)	(1,851)	(38,531)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(3,434,143)	(1,030,700)	(1,804,830)	(108,700)	(20,279,243)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(3,434,143)	$(1,030,700)	$(1,804,830)	$(108,700)	$(20,279,243)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	32,817,555	19,764,859	33,188,833	28,234,413

NET LOSS PER COMMON SHARE OUTSTANDING	$(0.1046)	$(0.0521)	$(0.0544)	$(0.0038)

The accompanying notes are an intregral part of the consensed consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 30, 2002 through
	2005	2004	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(3,434,143)	$(1,030,700)	$(20,279,243)
Adjustments to reconcile net loss to net cash
used in operating activities

Common stock issued for services	529,600	109,000	4,681,139
Common stock issued as compensation	-	-	1,200,000
Options issued for services	-	-	2,069,961
Options issued as compensation	22,750	-	1,102,750
Depreciation and amortization	3,634	287	44,328
Impairment of property and equipment	-	-	107,964
Impairment of goodwill and intangibles	-	812,500	4,563,847
Impairment of inventory	-	3,351.00	266,519

Changes in assets and liabilities
Decrease (Increase) in prepaid expenses
and other current assets	(433,541)	-	(455,272)
Increase in accounts payable and accrued expenses	577,995	2,998,351	765,720
Increase in payroll liabilities	11,823	-	11,823

Total adjustments	712,261	3,923,489	14,358,779

Net cash (used in) operating activities	(2,721,882)	2,892,789	(5,920,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	-	-	(1,018,814)
Acquisitions of intangible assets	(179,574)	-	(243,324)
Acquisitions of fixed assets	(19,572)	(3,011,743)	(69,335)

Net cash (used in) investing activities	(199,146)	(3,011,743)	(1,331,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock through the excersise of options	50,079	-	50,079
Proceeds from the sale of stock	-	-	1,648,048
Proceeds from Standby Equity Distribution Agreement	3,350,000	-	3,750,000
Liability for stock to be issued	(400,000)	-	337,095
Repayment of loan	-	-	(5,000)
Advances from shareholders	-	124,723	1,700,711
Payments to shareholders	(32,565)	-	(486,489)
Payments to related company	(10,000)		(13,000)
Advances from related company	-	-	314,339

Net cash provided by financing activities	2,957,514	124,723	7,295,783

NET INCREASE IN
CASH AND CASH EQUIVALENTS	36,486	5,769	43,846

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	7,360	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$43,846	$5,769	$43,846

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest	$-	$-	$190

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for services	$529,600	$109,000	$4,681,139
Impairment of property and equipment	$-	$-	$107,964
Impairment of goodwill and intangibles	$-	$812,500	$1,513,847
Impairment of inventory	$-	$-	$266,519

Conversion of payables to equity	$53,250	$-	$170,285

The accompanying notes are an intregral part of the consensed consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION
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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION
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

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits that may exceed federally insured limits. As of December 31, 2005, the Company was not in excess of the $100,000 insured limit.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Reclassifications

Certain amounts for the six months ended December 30, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net loss for the six months ended December 31, 2004.

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

Advertising

The Company’s policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the six months ended December 31, 2005 and 2004 was $116,438 and $0, respectively.

Research and Development

Research and development costs are expensed as incurred.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Intangible Assets

Intangible assets are comprised of goodwill, and the technology and intellectual property of Transporter, Inc., as well as new patents pending related to the Axial Vector Engine “E” (Electronic). These assets represent the value of the difference between the purchase price of the acquired business and the fair value of the identifiable tangible net assets. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company does not amortize goodwill, but rather annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The finite life of the intangibles will be amortized over 17 years when final approval is granted. Amortization expense was $ -0- for the six months ended December 31, 2005

The Company recognized impairment of the intangible asset of $-0- and $812,500 for the six months ended December 31, 2005 and 2004, respectively.

During the six months ended December 31, 2005, the Company incurred costs of $179,574 in applying and registering of patents. These patents are currently pending. Due to the nature of the patents, the Company anticipates receiving confirmation on their applications in an expedited fashion.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 (CONTINUED)

Stock-Based Compensation (Continued)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

The following is a reconciliation of the computation for basic and diluted EPS:
	December 31,
	2005	2004

Net Income (Loss)	$(3,434,143)	$594,300

Weighted-average common shares
outstanding (Basic)	32,817,555	19,764,859

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	32,817,555	19,764,859

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As of December 31, 2005 there were 243,209 options and 250,004 warrants available. The warrants have the options to purchase 2,355,000 shares. As of December 31, 2004, there were no outstanding options or warrants available.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 3 -               PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2005.
2005

Computer	$26,572
Equipment and machinery	13,274
Office equipment	2,723
42,569

Less: accumulated depreciation	(5,489)

$37,080

Depreciation expense for the six months ended December 31, 2005 was $3,634.

NOTE 4 -               RELATED PARTY TRANSACTIONS

An affiliated entity provided office space to the Company at no charge, and funded payroll, moving and other general expenses. As of December 31, 2005, the Company incurred and accrued $301,339, in liabilities to this entity. The advances and funding are based on verbal commitments with no guarantees of future advances or funding.

NOTE 5 -                DUE TO SHAREHOLDERS

Certain shareholders of the Company have advanced funds to the Company to cover cash flow deficiencies. These advances have no stated repayment terms and bear interest at 5% with interest payable annually.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 6 -               LIABILTY FOR STOCK TO BE ISSUED

This account represents shares to be issued in connection to a private investor for which cash was received by the Company prior to issuance of the stock as of December 31, 2005.

NOTE 7 -                NOTE PAYABLE

Note payable to Transporter Inc. commencing August 2004 for the purchase of exclusive rights to certain video-conferencing technology. The Company is currently in litigation with Transporter Inc. regarding the technology for which the note was issued. The Company has defaulted on this note and this note is due in full. See Note 12 regarding the litigation of this matter.

NOTE 8 -               PROVISION FOR INCOME TAXES

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

At December 31, 2005, deferred tax assets consist of the following:
2005
Deferred tax assets	$6,902,000
Less: valuation allowance	(6,902,000)

Net deferred assets	$-0-

At December 31, 2005, the Company had federal net operating loss carry forwards in the approximate amounts of $20,300,000 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 9 -              STANDBY EQUITY DISTRIBUTION AGREEMENT

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

The amount of each advance is subject to an aggregate minimum advance of $400,000 and payable on the 5th of each month commencing May 5, 2005 and continuing through February 5, 2006. Alliance Capital Management received, as additional consideration, one (1) warrant to purchase two million shares of common stock at a fixed rate of $4.00 per share for a period of two years.

NOTE 10 -             STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of December 31, 2005, the Company has 33,713,166 shares of common stock issued and outstanding.

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
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 10 -            STOCKHOLDERS' EQUITY (DEFICIT)
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
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 10 -            STOCKHOLDERS' EQUITY (DEFICIT)
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

On November 11, 2004 the Company issued 463,776 shares of common stock of the Company in exchange for financial services. The services were never rendered and the shares were subsequently cancelled. These transactions have been retroactively restated back to the period ended December 31, 2004 to reflect the cancellation.

On January 3, 2005 the Company issued 100,000 shares of common stock with a par value of $.001 for $300 cash.

On April 6, 2005 the Company issued 50,000 shares of common stock of the Company in exchange for consulting services rendered.

In April 2005, the Company completed an offering of 1,125,811 shares of common stock par value $.001 to eight purchasers at the price of $0.50 per share. The total amount the Company received was $562,901. Due to an administrative error, 106,500 of these shares were not issued to a single purchaser and these shares were later issued in November 2005.

On April 20, 2005, the Company completed an offering of 1,800,000 units at a price of $0.50 per unit. Each unit consists of one share of common stock par value $.001 and one warrant to purchase one share of common stock, exercisable for two years closing of the offering. The total amount the Company received was $900,000. As of December 31, 2005, only 1,232,311 shares have been issued.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 10 -            STOCKHOLDERS' EQUITY (DEFICIT)
                                (CONTINUED)

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

In August of 2005, the Company issued 1,465,000 shares of common stock in exchange for financial services. The services were never rendered and the shares were subsequently cancelled.

For the three months ended December 31, 2005, the Company issued 195,000 shares of common stock of the Company in exchange for consulting services rendered.

For the three months ended December 31, 2005, the Company granted an employee options to purchase 15,000 shares of its common stock exercisable for a period of ten years at the exercise price of $2.15 per share.

For the six months ended December 31, 2005, the Company issued 32,730 shares of common stock through the exercise of options. The options carried a strike price of $1.53.

For the six months ended December 31, 2005, the Company issued 1,241,174 shares of common stock as part of their Standby Equity Agreement (See Note 9)

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 10 -             STOCKHOLDERS' EQUITY (DEFICIT)
                                 (CONTINUED)

The Company, at December 31, 2005, has 100,000,000 shares of preferred stock authorized and no shares issued and outstanding.

NOTE 11 -            GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses for the years ended June 30, 2005 and 2004 and for the six months ended December 30, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12 -            COMMITEMENTS AND CONTINGENCIES

On August 24, 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics. Adaptive will provide 100% of the capital and labor to build military grade engines based on the Registrant’s Dyna-Cam engine design. Adaptive will pay the Company a 20% gross royalty on all orders of the engines sold to the United States Government. The Company will have the rest of the world military market and all civilian commercial applications, and the Company will pay a five (5%) percent royalty on such orders to Adaptive. For the six months ended December 31, 2005 the Company has research and development costs of approximately $2,239,000

In May 2005, the Company filed suit against Transporter, Inc and its principals, Daniel Werner and Craig Della Penna. The suit seeks to rescind the August 2004 agreement under which the Company acquired the exclusive rights to certain video-conferencing technology. The Company contends that the principals intentionally misrepresented the status and capabilities of the technology that was acquired under the original agreement. The case is pending litigation. The Company has determined that the technology is worthless, and thus has impaired the asset in its entirety as of December 31, 2005.

In October 2005, the Company entered into a business consulting agreement with Wexler Kronen Capital Associates. Wexler is to provide consulting and

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 12 -            COMMITEMENTS AND CONTINGENCIES
                                (CONTINUED)

promotional services for a period of 12 months. The payment for these services is $7,000 per month, 10,000 shares of restricted stock and 3 warrants. Each warrant is exercisable for 35,000 shares at various exercise prices. One for $4.00, the second for $4.50 and the third for $5.00. The warrants expire October 2008.

In November 2005, the Company entered into a business consulting agreement with Redwood Consultants L.L.C. Redwood is to provide consulting services for a period of 12 months to the Company. As part of this agreement, the Company issued 50,000 restricted shares with an additional 50,000 shares to be issued March 9, 2006 and July 9, 2006. All 150,000 were issued at commencement of the agreement and have been recorded as a prepaid asset on a prorata basis. In addition, the company has granted warrants to purchase 250,000 shares at $4.00 per share which expire November 2007.

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

On November 30, 2005, we selected the final engineering design for the prototypical Axial Vector engine (“prototypical engine”). We anticipate that the prototypical engine will be completed by the end of March 2006. We anticipate commencing beta testing on our prototypical engine initially at Adaptive’s facilities in April 2006. Thereafter, we intend to conduct beta testing on our prototypical engine at several different global locations with varying climates and elevations commencing prior to the end of July 2006. Beta testing and data gathering will proceed for a period of at least 3 months. During this time we will also gather data to estimate the Mean Time to Failure (“MTF”) of our prototypical engine. The planned MTF testing will consist of running the engine for 60 days and taking measurements of the engine components to estimate the wear at the conclusion of the test. This testing will provide us with an accurate gauge of the endurance of the engine and its specific components. Based upon the results of the MTF and beta testing, further modifications may be required.

Following the completion of all testing and modifications, we are planning to commence initial manufacturing of an engine utilizing the axial vector design no later than December 2006. In the expected event that we are successful in generating revenue from licensing our technology and/or product sales, we will seek to increase our manufacturing capacity.

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

Power Generators

Power Generation Agreement

We intend to build several models of generators that utilize our Axial Vector engine. We use the term Gen Sets to describe all models and sizes of generators we intend to develop and manufacture. We are seeking to develop a generator with a high power density Axial Flux design that has one-third of the volume and half the weight of the average generator. We anticipate that these generators will be utilized for a wide variety of applications including military, commercial, and residential uses. We entered into an agreement with Adaptive to assist us in the design, development, and manufacture power generators for a family of seven generators ranging from 7.5 kilowatt to 1 megawatt contingent upon our ability to secure financing. We paid Adaptive $3,171,000 to complete the development of the engines for the proposed power generator product line.

Under the terms of this agreement, Adaptive can utilize its expertise to modify the power generator; however, we will have all rights to any patentable or proprietary technology that emerges. Adaptive will be obligated to pay us a royalty of 20% of the gross sales to the military. For all commercial non-military sales of power generator made utilizing the Axial Vector engine and generator design, we will pay Adaptive a royalty of 5% of gross sales. The term of this agreement is 20 years unless revised by joint agreement of the parties.

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

The development process for these power generators commenced in the last quarter of the fiscal year ended June 30, 2005. Subsequent to the reporting period, we agreed to pay Adaptive approximately $660,000 to retain personnel to improve the functionality of the Axial Flux design utilized in our Gen Sets. We anticipate that Adaptive will be able to comply with the terms of this agreement and complete the development of our prototypical 200 kW Axial Flux generator driven by a 352 HP Axial Vector Engine (“prototypical generator”) prior to the end of March 2006. We anticipate commencing beta testing on our prototypical generator initially at Adaptive’s facilities in April 2006. Thereafter, we intend to conduct beta testing at several different global locations with varying climates and elevations commencing prior to the end of July 2006. Beta testing and data gathering will proceed for a period of at least 3 months. During this time we will also conduct tests to estimate the Mean Time to Failure (“MTF”) of our prototypical generator. The planned MTF testing will consist of running the generator for 60 days and taking measurements of its components to estimate the wear at the conclusion of the test. This testing will provide us with an accurate gauge of the endurance of the generator and its specific components. Based upon the results of the MTF and beta testing, further modifications may be required.

Initial commercial manufacturing production of the Gen Sets is planned to be carried out at Adaptive’s facilities in December 2006. In the expected event that we are successful in generating revenue from licensing our technology and product sales, we will seek to increase our manufacturing capacity.

Purchase and Sale of Plant or Significant Equipment

To date, Adaptive has performed all of our research, testing, and product development. If we are successful in developing products for military and commercial use, we intend to license the manufacturing rights. As a result, we do not anticipate any purchase or sale of and equipment over the next twelve months.

Licenses

On September 10, 2005, we entered into a memorandum of understanding (“MOU”) with Kirloskar Oil Engines Limited (“KOEL”), an Indian based manufacturer and engineering company. We are working toward the execution of a definite agreement with KOEL where we would grant KOEL the exclusive right to utilize our technology for non-automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications. The execution of a definitive agreement is contingent upon completion of the parties due diligence which was anticipated to be occur in January 2006. The parties have extended the anticipated closing date of a definitive agreement to July 2006 in order to provide the senior managers from KOEL with an opportunity to conduct additional due diligence at beta test sites where further product testing will be ongoing. Pursuant to the terms of the MOU, KOEL placed $1,000,000 into a segregated account which it controls and we have granted them a right of first refusal with respect to the right to utilize our technology for non-automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications should the parties fail to executive a definitive agreement.

Changes in Number of Employees

As previously stated, our research, product development, and testing is primarily being conducted by Adaptive. During the reporting period, we retained a senior engineer to assist with the generator development and power production. Subsequent to the reporting period, we retained a consultant to assist us with the upcoming beta testing. We anticipate that we will hire additional full-time employees to assist our operations once the testing and development of our generators and engines is completed and they are ready for manufacture and sale.

Results of Operations for the Three and Six Months Ended December 31, 2005 and December 31, 2004.

We did not earn any revenue during the three or six months ended December 31, 2005 and have not earned any revenue since our inception. We do not anticipate earning any revenue until we have completed testing and development of our engines and generators and commenced the manufacturing of these products.

We incurred operating expenses in the amount of $1,791,007 for the three months ended December 31, 2005, compared to operating expenses of $106,849 for the three months ended December 31, 2004. We incurred operating expenses in the amount of $3,405,064 for the six months ended December 31, 2005, compared to operating expenses of $1,027,349 for the six months ended December 31, 2004. The increase in our operating expenses for the three and six months ended December 31, 2005 was primarily attributable to research and development expenses and professional and consulting fees. We incurred research and development expenses in the amount of $1,023,360 for the three months ended December 31, 2005 and $2,239,211 for the six months ended December 31, 2005, compared to no research and development expenses during the same reporting periods in the prior year. We incurred professional and consulting fees in the amount of $431,716 for the three months ended December 31, 2005, compared to $82,000 during the same period in the prior year. We incurred professional and consulting fees in the amount of $658,879 for the six months ended December 31, 2005, compared to $174,500 during the same period in the prior year.

We have incurred a net loss of $1,804,830 for the three months ended December 31, 2005, compared to $108,700 for the three months ended December 31, 2004. We have incurred a net loss of $3,434,143 for the six months ended December 31, 2005, compared to net income of $594,300 for the six months ended December 31, 2004. The recording of net income for the six months ended December 31, 2004 is attributable to the impairment of goodwill and intangibles in three months ended September 30, 2004 resulting the impairment of intellectual property from Transporter, Inc. which we acquired.

Liquidity and Capital Resources

As of December 31, 2005, we had current assets in the amount of $522,387 and current liabilities in the amount of $4,301,421. We had a working capital deficit of $3,779,034 on December 31, 2005. As a result, we have insufficient working capital to implement our business plan. Our operations for the reporting period were primarily funded through equity financings.

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

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to our consolidated financial statements included elsewhere herein.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Except as provided below, there have been no material developments in the ongoing legal proceedings previously reported in which we are a party. More discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended June 30, 2005 and in our quarterly report for the three months ended September 30, 2005.

Axial Vector Engine Corporation v. Dyna-Cam Engine Corporation, et. al in the U.S. District Court, District of Central California

On October 26, 2005, we filed an a request with the United States District Court, Central District of California (the “Court”) to temporarily restrain defendants Dyna-Cam Engine Corporation, Patricia Wilks and Dennis Palmer (the “Defendants”) from using the “Dyna-Cam” mark, similar names and marks, and other intellectual property, and to set a hearing for a preliminary injunction. The Court granted our request, issued a temporary restraining order (“TRO”), and set a hearing for November 9, 2005 to determine whether the Defendants should be enjoined pending trial of this case from using the “Dyna-Cam” mark, similar names and marks, and other intellectual property. On November 9, 2005, the Court converted our TRO into a preliminary injunction until the matter is resolved. No trial date has been set and discovery is ongoing.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of equity securities without registration under the Securities Act of 1933 during the reporting period.

On April 25, 2005, we completed a Financing Agreement in the amount of $4,000,000 with Alliance Capital Management. Under the terms of this agreement, we will receive $400,000 dollars each month for ten months commencing in May of 2005. The monthly payments are convertible in common stock and the amount of shares issued is determined based on 75% of the previous ten day trading average of the company prior to the issuance. Pursuant to the terms of the Financing Agreement described above, we issued the following shares of common stock to Alliance Capital Management during and subsequent to the reporting period: (a) 286,792 shares of common stock on October 20, 2005, (b) 159,363 shares of common stock on November 11, 2005, and 254,777 shares of common stock on December 20, 2005. These issuances are exempt pursuant to Regulation S of the Securities Act. Alliance Capital Management is a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested that our stock transfer agent affix the appropriate restrictive legend to the stock certificate issued in accordance with Regulation S. The investor was given adequate access to sufficient information about us to make an informed investment decision. These securities were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

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

On October 20, 2005, we entered into a business consulting agreement (“consulting agreement”) with a consultant. Pursuant to the terms of the consulting agreement, we agreed to issue 10,000 shares of our common stock each month for twelve (12) months commencing in November 2005. During the reporting period, we issued a total of 20,000 shares of our common stock as required under the consulting agreement. Under the terms of the consulting agreement, we also issued warrants to purchase 105,000 shares of our common stock vesting one-twelfth per month from the date of the consulting agreement until fully vested. All vested warrants are exercisable for a period of two (2) years from the expiration or termination date of the consulting agreement. The exercise price of the warrants is as follows: 35,000 of the warrants are exercisable at the exercise price of $4.00 per share, 35,000 of the warrants are exercisable at the exercise price of $4.50 per share, and 35,000 of the warrants are exercisable at the exercise price of $5.00 per share. All shares and warrants were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Pursuant to the terms of a consulting agreement entered into on November 9, 2005, we issued 50,000 shares of our common stock to a consultant for services rendered. We also issued 100,000 pursuant to the terms of the consulting agreement and these shares are being held in escrow until certain conditions set forth in the consulting agreement have been satisfied. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the reporting period, we issued 25,000 shares of our common stock to a consultant for services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the reporting period, we granted an employee options to purchase 15,000 shares of our common stock exercisable for a period of ten years at the exercise price of $2.15 per share. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2005.

Item 5.     Other Information

None.

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

AXIAL VECTOR ENGINE CORPORATION

Date:	February 21, 2006

By:/s/ Dr. Raymond Brouzes Dr. Raymond Brouzes Title: Chief Executive Officer, Chief Financial Officer, and Director