Form 10QSB
period 2006-03-31
AXIAL VECTOR ENGINE CORP
filed 2006-05-23
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

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

(503) 471-1348
(Issuer’s telephone number)
__________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,554,771 common shares as of March 31, 2006.

Transitional Small Business Disclosure Format (check one): [  ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheet at March 31, 2006 (Unaudited);
F-2	Condensed Consolidated Statements of Operations for the nine and three months ended March 31, 2006 and 2005 with Cumulative Totals Since Inception (Unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005 with Cumulative Totals Since Inception (Unaudited);
F-5	Notes to Condensed Consolidated Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year ending June 30, 2005.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY) CONDENSED
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006 (UNAUDITED)
ASSETS

2005

Current Assets:
Cash and cash equivalents	$179
Deposit	22,670
Prepaid expenses	272,710

Total Current Assets	295,559

Property and equipment, net	38,011

Other Assets:
Deferred financing costs	1,725,000
Intangible assets, net	243,324

Total Other Assets	1,968,324

TOTAL ASSETS	$2,301,894

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,141,259
Notes payable	3,245,000
Due to related company	301,339

Total Current Liabilities	4,687,598

Long Term Liabilities:
Due to shareholders	294,794
Total Long Term Liabilities	294,794

Total Liabilities	4,982,392

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 Par Value; 100,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 Par Value; 100,000,000 shares authorized
34,554,771 shares issued and outstanding	34,554
Additional paid-in capital	20,410,846
Deficit accumulated during the development stage	(23,125,898)

Total Stockholders' Deficit	(2,680,498)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,301,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
WITH CUMULATIVE TOTALS SINCE INCEPTION

	NINE MONTHS ENDED		THREE MONTHS ENDED		CUMULATIVE TOTALS
	MARCH 31		MARCH 31		DECEMBER 30, 2002 through
	2006	2005	2006	2005	MARCH 31, 2006

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Compensation expense	258,149	-	150,129	-	3,004,615
Professional and consulting fees	1,465,526	259,064	806,647	85,014	7,182,657
Advertising and promotions	116,438	16,584	-	16,584	325,515
Rent	15,715	-	7,347	-	59,891
Bad debt - subscriptions receivable	888,109	-	888,109	-	888,109
Impairment of property and equipment	-	-	-	-	107,964
Impairment of goodwill and intangibles	-	812,500	-	-	4,563,847
Write-off of inventory	-		-	-	266,519
Research and development	3,052,788		813,577	-	5,383,948
General and administrative expenses	433,361	72,734	162,847	32,222	1,241,975
Depreciation and amortization	5,767	885	2,133	598	46,461
Total Operating Expenses	6,235,853	1,161,767	2,830,789	134,418	23,071,501

NET LOSS BEFORE OTHER INCOME (EXPENSES)
AND PROVISION FOR INCOME TAXES	(6,235,853)	(1,161,767)	(2,830,789)	(134,418)	(23,071,501)

OTHER INCOME (EXPENSES)
Interest income	71	-	-	-	7,749
Interest expense	(45,016)	(5,387)	(15,866)	(2,036)	(62,146)

Total Other Income (Expenses)	(44,945)	(5,387)	(15,866)	(2,036)	(54,397)

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(6,280,798)	(1,167,154)	(2,846,655)	(136,454)	(23,125,898)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(6,280,798)	$(1,167,154)	$(2,846,655)	$(136,454)	$(23,125,898)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	22,533,824	22,496,919	34,113,656	28,394,722

NET LOSS PER COMMON SHARE OUTSTANDING	$(0.28)	$(0.05)	$(0.08)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

 AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31		MARCH 31		CUMULATIVE TOTALS
					DECEMBER 30, 2002 THROUGH
	2006	2005	2006	2005	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,280,798)	$(1,167,154)	$(2,846,655)	$(948,954)	$(23,125,898)
Adjustments to reconcile net loss to net cash
used in operating activities

Common stock issued for services	665,450	109,000	135,850	-	4,816,989
Warrants issued for services	150,000	-	150,000	-	150,000
Common stock issued as compensation	-	-	-	-	1,200,000
Options issued for services	22,750	-	-	-	2,069,961
Options issued as compensation	-	-	-	-	1,102,750
Depreciation and amortization	5,767	885	2,133	598	46,461
Impairment of property and equipment	-	-	-	-	107,964
Impairment of goodwill and intangibles	-	812,500	-	812,500	4,563,847
Impairment of inventory	-	-	-	(3,351)	266,519
Bad debt - subscription receivable	888,109	-	888,109	-	888,109

Changes in assets and liabilities
Increase in prepaid expenses and other
current assets	(250,379)	-	183,162	-	(272,110)
Increase in accounts payable and accrued expenses	1,009,840	5,387	431,845	(2,992,964)	1,197,565
Increase in payroll liabilities	-	-	(11,823)	-	-

Total adjustments	2,491,537	927,772	1,779,276	(2,183,217)	16,138,055

Net cash (used in) operating activities	(3,789,261)	(239,382)	(1,067,379)	(3,132,171)	(6,987,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	-	-	-	-	(1,018,814)
Acquisitions of intangible assets	(179,574)	-	-	-	(243,324)
Acquisitions of fixed assets	(22,637)	(3,021,465)	(3,065)	(9,722)	(72,400)

Net cash (used in) investing activities	(202,211)	(3,021,465)	(3,065)	(9,722)	(1,334,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock through the excersise of options	114,390	-	64,311	-	114,390
Proceeds from the sale of stock	365,993	300	365,993	300	2,014,041
Proceeds from notes payable, net	250,000	2,995,000	250,000	2,995,000	250,000
Proceeds from Standby Equity Distribution Agreement	3,600,000	-	250,000	-	4,000,000
Liability for stock to be issued	(400,000)	-	-	-	337,095
Repayment of loan	-	-	-	-	(5,000)
Advances from shareholders	250,000	301,941	250,000	177,218	1,950,711
Payments to shareholders	(186,092)	-	(153,527)	-	(640,016)
Payments to related company	(10,000)	-	-	-	(13,000)
Advances from (payments to) related company	-	(3,000)	-	(3,000)	314,339

Net cash provided by financing activities	3,984,291	3,294,241	1,026,777	3,169,518	8,322,560

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(7,181)	33,394	(43,667)	27,625	179

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	7,360	-	43,846	5,769	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$179	$33,394	$179	$33,394	$179

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for interest	$-	$-	$-	$-	$190

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for services	$665,450	$109,000	$97,850	$109,000	$4,816,989
Common stock issued as compensation	$-	$-	$38,000	$-	$-
Common stock issued for related-party
debt repayment	$1,015,890	$-	$1,015,890	$-	$1,015,890
Common stock issued for bad debt -
subscription receivable	$888,109	$-	$888,109	$-	$888,109
Warrants issued for services	$150,000	$-	$150,000	$-	$150,000
Impairment of property and equipment	$-	$-	$-	$-	$107,964
Impairment of goodwill and intangibles	$-	$812,500	$-	$812,500	$1,513,847
Impairment of inventory	$-	$-	$-	$-	$266,519
Conversion of payables to equity	$53,250	$-	$-	$-	$170,285

The accompanying notes are an integral part of the condensed consolidated  financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
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

Princeton Ventures, Inc. (the "Company") was incorporated in the State of Nevada on May 10, 2001. The Company had not commenced operations. On May 30, 2003, the Company exchanged 37,994,923 shares of its common stock for all of the issued and outstanding shares of Aero Marine Engine Corp. ("Aero"). Aero was formed on March 30, 2002. Aero had no operations and was formed to acquire the assets of Dyna-Cam Engine Corporation. The Company changed its name from Princeton Ventures, Inc. to Aero Marine Engine, Inc.

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
(CONTINUED)
MARCH 31, 2006 AND 2005
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

The Company, under its new management, has raised over $1,200,000 in cash to affect the development of the Axial Vector Engine “E” (Electronic). Management believes that significant capital is required to adequately develop the Axial Vector Engine “E” engine and begin operations. For the nine months ended March 31, 2006, shareholders of the Company have advanced a net of $493,404 to assist in funding the operations.

The Company will require additional capital. Although the current majority stockholders of the Company, as well as an affiliate, have made verbal commitments with no guarantees to continue to fund the development and sales and marketing efforts of the Company, if alternate financing cannot be obtained. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED

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

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits that may exceed federally insured limits. As of March 31, 2006, the Company was not in excess of the $100,000 insured limit.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Reclassifications

Certain amounts for the nine months ended March 31, 2005 have been reclassified to conform to the presentation of the March 31, 2006 amounts. The reclassifications have no effect on net loss for the nine months ended March 31, 2005.

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

Advertising

The Company’s policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the nine months ended March 31, 2006 and 2005 was $116,438 and $16,584, respectively.

Research and Development

Research and development costs are expensed as incurred.

Intangible Assets

During the nine months ended March 31, 2006, the Company incurred costs of $243,324 in applying and registering of patents. These patents are currently pending. Due to the nature of the patents, the Company anticipates receiving confirmation on their applications in an expedited fashion.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted.

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

(Loss) Per Share of Common Stock

,Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,
	2006	2005

Net Income (Loss)	$(6,280,798)	$(1,167,154)

Weighted-average common shares
outstanding (Basic)	22,533,824	22,496,919

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	22,533,824	22,496,919

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As of March 31, 2006 there were 196,986 options and 200,005 warrants available. The warrants include options to purchase 2,805,000 shares. As of March 31, 2005, there were no outstanding options or warrants available.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard January 1, 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations commencing January 1, 2006 and thereafter.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 3-               PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2006.

Computer	$26,572
Equipment and machinery	13,274
Office equipment	5,786
45,632

Less: accumulated depreciation	(7,621)

$38,011

Depreciation expense for the nine months ended March 31, 2006 was $5,767.

NOTE 4-                DEFERRED FINANCING COSTS

In March 2006, the Company entered into a bond finance agreement with Wiser Financial Services (see note 6). Deferred financing costs in the amount of $1,725,000 comprise of a warrant issued for 500,000 shares, which will be amortized over two years.

NOTE 5-                RELATED PARTY TRANSACTIONS

A related party, whose ownership is also a director and officer of the Company, provided office space to the Company at no charge, and funded payroll, moving and other general expenses. As of March 31, 2006, the Company incurred and accrued $301,339, in liabilities to this entity. The advances and funding are based on verbal commitments with no guarantees of future advances or funding. No advances or payments were made during the three months ended March 31, 2006 and the Company made payments of $3,000 during the three months ended March 31, 2005.

NOTE 6-               DUE TO SHAREHOLDERS

Certain shareholders of the Company have advanced funds to the Company to cover cash flow deficiencies. These advances have no stated repayment terms and bear interest at 5% with interest payable annually.

NOTE 7-               NOTES PAYABLE

Note payable to Transporter Inc. commencing August 2004 for the purchase of exclusive rights to certain video-conferencing technology. The Company is currently in litigation with Transporter Inc. regarding the technology for which the note was issued. The Company has defaulted on this note and this note is due in full. See Note 11 regarding the litigation of this matter.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 7-               NOTES PAYABLE (CONTINUED)

Note payable to Twilight Bay, LLC commencing January 2006 for working capital needs. The note is due in one year and carries a stated interest rate of two percent.

On March 26, 2006, the Company entered into a bond finance agreement with Wiser Financial Services. The Company can borrow up to $5,000,000 anytime during a two-year period at a stated interest rate of 10.25%. All amounts are due at the end of the two-year period. The Company granted Wiser Financial Services a non-cancelable warrant to purchase 500,000 shares of the Company’s common restricted stock at $5.00 with the added condition that the warrant is non-dilutible during the two-year term of the agreement. As of March 31, 2006 the Company has drawn down no funds from this note.

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

At March 31, 2006, deferred tax assets consist of the following:

2006
Deferred tax assets	$7,863,000
Less: valuation allowance	(7,863,000)

Net deferred assets	$-0-

At March 31, 2006, the Company had federal net operating loss carry forwards in the approximate amounts of $23,126,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 9-                STANDBY EQUITY DISTRIBUTION AGREEMENT

On April 25, 2005, the Company entered into a Standby Equity Distribution Agreement (“Agreement”) with Alliance Capital Management. Under the agreement, the Company may issue and sell to Alliance Capital Management common stock for a total purchase price of up to $4.0 million. The purchase price for the first payment is 200,000 shares. The remaining purchase price for the shares is equal to 75% of the market price, which is determined as the lowest volume weighted average price of the common stock during the ten trading days following the notice date. This calculation is mandated by the Agreement. As of March 31, 2006, the Company has sold stock and received a total of $4,000,000 under this agreement. Related to this agreement, Alliance Capital Management received, as additional consideration, one (1) warrant to purchase two million shares of common stock at a fixed rate of $4.00 per share for a period of two years.

NOTE 10-              STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of March 31, 2006, the Company has 33,713,166 shares of common stock issued and outstanding.

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
(CONTINUED)
MARCH 31, 2006 AND 2005
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
(CONTINUED)
MARCH 31, 2006 AND 2005
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

On November 11, 2004 the Company issued 463,776 shares of common stock of the Company in exchange for financial services. The services were never rendered and the shares were subsequently cancelled. These transactions have been retroactively restated back to the nine months ended March 31, 2005 to reflect the cancellation.

On January 3, 2005 the Company issued 100,000 shares of common stock with a par value of $.001 for $300 cash.

On April 6, 2005 the Company issued 50,000 shares of common stock of the Company in exchange for consulting services rendered.

On April 20, 2005, the Company completed an offering of 1,800,000 units at a price of $0.50 per unit. Each unit consists of one share of common stock par value $.001 and one warrant to purchase one share of common stock, exercisable for two years closing of the offering. The total amount the Company received was 900,000. As of March 31, 2006, only 1,232,311 shares have been issued.

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
(CONTINUED)
MARCH 31, 2006 AND 2005
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

In November of 2005 the Company issued 170,000 shares of common stock of the Company in exchange for consulting services rendered.

In the three months ended March 31, 2006 the Company issued 30,000 shares of common stock and 50,000 warrants for consulting services valued at $97,820 and $150,000 respectively. The Company also issued 35,000 shares for services then later canceled them due to lack of performance.

The Company issued 10,000 shares as compensation valued at $38,000 for the three months ended March 31, 2006.

In the same period the Company issued 319,672 and 10,000 shares of common stock in satisfaction of debt to a related company, valued at $975,000 and $40,890 respectively.

Also in the three months ended March 31, 2006 the Company issued 230,940 shares in satisfaction of debts to private lenders valued at $888,109 (see note 13).

In the same quarter the Company issued 500,000 warrants valued at $1,725,000 in deferred financing costs (see note 12).

The Company also issued 134,570 shares of its common stock for cash.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 10-             STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

For the nine months ended March 31, 2006, the Company issued 73,953 shares of common stock through the exercise of options. The options carry strike prices of $1.53 and $2.15.

For the nine months ended March 31, 2006, the Company issued 1,680,098 shares of common stock as part of their Standby Equity Agreement (See Note 8).

The Company, at March 31, 2006, has 100,000,000 shares of preferred stock authorized and no shares issued and outstanding.

NOTE 11-             GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses for the nine and three months ended March 31, 2006 and 2005 and for the period December 30, 2002 to March 31, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12-             COMMITEMENTS AND CONTINGENCIES

On August 24, 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics. Adaptive will provide 100% of the capital and labor to build military grade engines based on the Registrant’s Dyna-Cam engine design. Adaptive will pay the Company a 20% gross royalty on all orders of the engines sold to the United States Government. The Company will have the rest of the world military market and all civilian commercial applications, and the Company will pay a five (5%) percent royalty on such orders to Adaptive. For the nine months ended March 31, 2006 the Company has research and development costs of approximately $2,239,000

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 12-             COMMITEMENTS AND CONTINGENCIES (CONTINUED)

In May 2005, the Company filed suit against Transporter, Inc and its principals, David Werner and Craig Della Penna. The suit seeks to rescind the August 2004 agreement under which the Company acquired the exclusive rights to certain video-conferencing technology. The Company contends that the principals intentionally misrepresented the status and capabilities of the technology that was acquired under the original agreement. The case is pending litigation. The Company has determined that the technology is worthless, and thus has impaired the asset in its entirety as of March 31, 2006.

In October 2005, the Company entered into a business consulting agreement with Wexler Kronen Capital Associates. Wexler is to provide consulting and promotional services for a period of 12 months. The payment for these services is $7,000 per month, 10,000 shares of restricted stock and 3 warrants. Each warrant is exercisable for 35,000 shares at various exercise prices. One for $4.00, the second for $4.50 and the third for $5.00. The warrants expire October 2008.

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

In January 2006, the Company entered into a business consulting agreement with John F. Walter. Walter is to provide consulting services for a period of 12 months to the Company in exchange for monthly payments of $10,000. The contract is renewable annually.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 13-             BAD DEBT - SUBSCRIPTION RECEIVABLE

In the three months ended March 31, 2006, the Company issued shares of its common stock to private lenders in satisfaction of debts misrepresented as those of the Company. It was discovered that in 2005 specific lenders had lent sums of money to an individual who misrepresented himself as having the authority of the Company. The individual borrowed funds and provided lenders a note promising repayment in shares of the Company’s common stock if the borrowings were not repaid within a specific period.

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

Our Internal Combustion Engine

We were incorporated in the state of Nevada on May 10, 2001. On June 30, 2003, we acquired the operating assets of Dyna−Cam Engine Corp. ("Dyna−Cam"). Dyna−Cam was a development stage company that possessed the intellectual property rights for a unique, axial cam−drive, free piston, internal combustion engine. We acquired the assets of Dyna−Cam with the intention to further develop, produce, and sell this mechanical engine primarily for aircraft and marine applications.

In 2004, a dispute arose between our company and Dyna-Cam and its principals concerning our rights to the Dyna-Cam engine, which resulted in litigation and claims filed in the United States District Court, Central District of California. During this difficult time, we abandoned our plans to utilize the mechanical engine as designed by Dyna−Cam Engine Corp., and instead focused our attention on a digital engine with technologies that incorporate significantly enhanced performance characteristics and new design features. Ultimately, our new digital Axial Vector engine does not rely upon any technology purchased from Dyna-Cam. The mechanical Dyna-Cam engine designs and concepts were largely available in the public domain.

To assist us with the testing of the Axial Vector engine and in-house trails, we entered into a joint venture agreement (“Agreement”) with Adaptive Propulsion Systems, LLC (“Adaptive”). Under the terms of the Agreement, Adaptive agreed to utilize its expertise to modify the engine; however, we will have all rights to any patentable technology that emerges. The term of this agreement is 20 years unless revised by joint agreement of the parties. The Agreement further grants Adaptive the exclusive right to sell the Axial Vector internal combustion engine to the United States military and all militaries of NATO countries. The Agreement was later amended to expand the exclusive right granted to Adaptive to include the military of the United Arab Emirates and the GCC. Adaptive will be obligated to pay us a royalty of 20% of the gross sales. Conversely, for all other militaries and all commercial non-military sales of internal combustion engines we make utilizing the Axial Vector design, we will pay Adaptive a royalty of 5% of gross sales.

During the testing process with Adaptive that commenced in October 2005, significant results affecting the design and composition of the Axial Vector engine emerged. Through this testing, we were able to construct the engine with different alloys that produced a 205 horsepower Axial Vector engine with a weight range of 98 lbs. to 65 lbs. depending upon the alloys we use. Another significant breakthrough during our testing revealed that the Axial Vector engine was capable of maintaining its performance level while adjusting to various fuels and a different mixture of fuels. The design of the Axial Vector engine offers significantly reduced weight, size, emissions and maintenance while gaining vast increases in horsepower, torque and fuel economy.

We anticipate that lab testing and the necessary modifications will be completed prior to the end of our fiscal year on June 30, 2006. At that point, we will conduct beta testing at various sites in Panama, New Zealand, the United States and the United Arab Emirates. Negotiations are underway for the terms of operation of those beta test sites. The beta test sites will be used to test the engine’s power generation capabilities, performance and fuel usage, as well as to determine its cost and reliability.

Once the testing and beta trials are complete and the product is available for sale, Adaptive will provide all of the capital, manufacturing facilities and labor required to build military grade engines using our Axial Vector design. Initial manufacturing of our digital Axial Vector engine and Axial Flux Generator (GENSET), described below, is planned for no later than December 2006. In the event that the Axial Vector engine proves suitable for military and commercial use, we plan over the next twelve months to license our Axial Vector engine for a wide variety of applications presently performed by the conventional internal combustion engine. Specifically, we intend to license the manufacturing rights to our technology for specific applications in defined geographical areas.

We have filed patents on the technologies underlying our Axial Vector engine. Additionally, certain design patents have been registered in jurisdictions outside of the United States and ongoing work of our patent attorneys involves protection of proprietary inventions and the patent ability thereof.

Subsequent to the reporting period, we settled the lawsuit with Dyna-Cam and its principals and reaffirmed our right to the assets we purchased in 2003, including the original design to the Dyna-Cam mechanical engine. We will not pay anything to Dyna-Cam or its principals in connection with the settlement and expect a written form of the settlement to be signed within 30 days. The lawsuit involving Dyna-Cam should have no adverse consequences to our company going forward. Due to this recent development, management has decided to upgrade and potentially market the mechanical engine designed by Dyna-Cam. Because our Agreement with Adaptive encompasses the Dyna-Cam mechanical engine, we plan to move forward with the development of the mechanical Dyna-Cam engine in addition to developing our digital Axial Vector engine for other applications identified where cost benefit ratio is favorable. We are in the process of assimilating our digital technology from our new digital engine, which is presently at various stages of patent protection, into the Dyna-Cam mechanical engine with the hope to create an enhanced product.

Our Power Generators

We intend to build several models of generator sets that utilize our Axial Vector engine. We use the term GENSETS to describe all models and sizes of our integrated Axial Vector engines and our Axial Flux generators we intend to develop and manufacture. We are seeking to develop a generator with a high power density Axial Flux design that has one-third of the volume and half the weight of the average generator. We anticipate that these generators will be utilized for a wide variety of applications including military, commercial, and residential uses.

We entered into an agreement with Adaptive to assist us in the design, development, and manufacture a family of seven GENSETS ranging from 7.5 kilowatt to 1 megawatt contingent upon our ability to secure financing. On April 25, 2005, we completed a Financing Agreement in the amount of $4,000,000 with Alliance Capital Management to satisfy the contingency set forth in our agreement with Adaptive. There are no related party relationships with Alliance Capital Management. We paid Adaptive $3,171,000 to complete the development of the engines for the proposed GENSET product line. Additional sums are owed to Adaptive for equipment purchased that is involved in the research, development and production of the power generator since we decided to develop and utilize the more efficient Axial Flux generator in our GENSET rather than conventional, off-the-shelf generators integrated into our GENSET. On December 5, 2005, we entered into a subsequent agreement with Adaptive to pay them $668,160.00 in six monthly installments of $11,360.00. The first payment was due and paid in February 2006. The March 2006 payment was due and not yet paid as of March 31, 2006. We are working out an arrangement with Adaptive to remedy the failure to pay in the next installment. It is anticipated that there will be additional costs for off-site performance evaluation, operating costs and other data collection on the GENSET.

Under the terms of this agreement, Adaptive can utilize its expertise to modify the power generator; however, we will have all rights to any patentable or proprietary technology that emerges. Adaptive will be obligated to pay us a royalty of 20% of the gross sales to the military licenses it currently holds. Conversely, for all commercial nonmilitary sales of power generator and /or GENSETS made utilizing the Axial Vector engine and generator design, we will pay Adaptive a royalty of 5% of gross sales. The payments to Adaptive are made in cash and made pursuant to a payment schedule. The term of this agreement with Adaptive is 20 years unless revised by joint agreement of the parties.

The development process for these power generators commenced in the last quarter of the fiscal year ended June 30, 2005. On October 29, 2005, we agreed to pay Adaptive approximately $660,000 to retain personnel to improve the functionality of the Axial Flux design of our generator to be utilized in our GENSETS. We anticipate that Adaptive will be able to comply with the terms of this agreement and complete the development of our prototypical 200 kW Axial Flux generator driven by a 352 HP Axial Vector Engine (“prototypical generator”) in early June 2006. We anticipate commencing beta testing on our prototypical generator initially at Adaptive's facilities in July 2006. Thereafter, we intend to conduct beta testing at four different global locations with varying climates and elevations commencing for a period of 4,000 hours (5.5 months) to validate the 40,000 hour design of mean-time-between-major overhaul. During this time we will also conduct tests to estimate the Mean Time to Failure (“MTF”) of our prototypical generator and engine.

The planned MTF testing will consist of running the engine and generator for 166 days and taking laser measurements of components to estimate the wear at the conclusion of the test. This testing will provide us with an accurate gauge of the endurance of the engine and generator. Based upon the results of the MTF and beta testing, further modifications may be required.

Initial commercial manufacturing production of the GENSETS is intended to be at Adaptive's facilities commencing in December 2006. In the expected event that we are successful in generating revenue from licensing our technology and product sales, we will seek to increase our manufacturing capacity.

Consulting Agreements

On January 15, 2006, we entered into a Management Consulting Agreement with Mr. John F. Walter. Mr. Walter will provide consulting services consistent with his professional expertise in power generation, power generating companies, management consulting, serving on the Advisory Council for our Company, and assisting in the establishment and development of beta testing sites and the test protocol. The agreement provides for compensation of $10,000.00 per month, plus reasonable expenses. The term of the agreement is for one year, renewable annually subject to mutual agreement.

On February 10, 2006, we entered into an Agreement with CollegeStock, Inc. to render public relations, communications, advisory and consulting services including development, implementation, and maintenance of an ongoing program to increase the investment community’s awareness of our Company’s activities and stimulate interest in our Company. The term of agreement is three months and CollegeStock, Inc. will be paid $15,000.00 cash for its services.

Purchase and Sale of Plant or Significant Equipment

To date, Adaptive has performed all of our research, testing, and product development. If we are successful in developing products for military and commercial use, we intend to license the manufacturing rights. As a result, we do not anticipate any purchase or sale of and equipment over the next twelve months.

Licenses

On September 10, 2005, we entered into a memorandum of understanding (“MOU”) with Kirloskar Oil Engines Limited (“KOEL”), an Indian based manufacturer and engineering company. We are working toward the execution of a definite agreement with KOEL where we would grant KOEL the exclusive right to utilize our technology for non−automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications. The execution of a definitive agreement is contingent upon completion of the parties due diligence which was anticipated to be occur in January 2006. The parties have extended the anticipated closing date of a definitive agreement to July 2006 in order to provide the senior managers from KOEL with an opportunity to conduct additional due diligence at beta test sites where further product testing will be ongoing. Pursuant to the terms of the MOU, KOEL placed $1,000,000 into a segregated account which it controls and we have granted them a right of first refusal with respect to the right to utilize our technology for non−automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications should the parties fail to executive a definitive agreement.

Joint Venture Agreements

Wiser-AVEC

On April 3, 2006, we entered into an agreement titled “Joint Venture Agreement” with Wiser of Ras Al Khaimah, a United Arab Emirates entity (“Wiser”), pursuant to which we have agreed to form with Wiser a joint venture entity named Wiser AVEC Power Corporation (“Wiser-AVEC”) to carry out the operations of a joint venture. We own forty-nine percent and Wiser owns fifty-one percent of the capital stock of Wiser-AVEC. Under the Joint Venture Agreement, and as consideration for the respective shares of the capital stock of Wiser-AVEC, we provided cash contributions of 73,500 UAE Dirhams (approximately US$20,013 ) and Wiser provided cash contributions of 76,500 UAE Dirhams (approximately US$20,830 to finance Wiser-AVEC’s operations. Distributions of profits will be made, subject to an appropriate amount held in retention for Wiser-AVEC, on the basis of 51% to Wiser and 49% to us.

The purpose of Wiser-AVEC is to engage in the distribution of Axial Vector™ engines, Axial Flux Generators, and Axial Vector TM engine hydraulic and pneumatic pumps for non-military commercial applications in the countries of the Gulf Cooperation Council. These countries include Saudi Arabia, Kuwait, Bahrain, Qatar, the United Arab Emirates, and the Sultanate of Oman. Under the Joint Venture Agreement, we will issue a license allowing Wiser-AVEC to distribute, sell and service our products to commercial, non-military markets directly or indirectly via distributors or agents. We will further assist in the identification and recruitment of skilled and experienced professionals to assist in the management of Wiser-AVEC in setting up multilevel sales and distribution networks as appropriate at the expense of Wiser-AVEC. We will further grant Wiser-AVEC initially the right to distribute, sell and service our AVEC based technology products in the following specific applications:

1.	GENSETS (Axial Vector™ engine and Axial Flux high power density Generator and Inverter).
2.	Axial Vector™ engines for maritime vessels and pleasure craft.
3.
Axial Vector™ engines for miscellaneous utilities such as single and multi-stage water pumps, hydraulic pumps and pneumatic pumps. Engine applications shall exclude the use as automotive and truck engines in the non-military, commercial sector.

We are further required to locate and establish Beta test sites for the GENSETS (by July 2006) and locate and establish possible Beta test sites for diesel-electric Hybrid power-train during 2007.

Conversely, Wiser’s responsibilities under the Joint Venture Agreement include:

1.	Establish and meet a “minimum” performance for its Territory.
2.	Provide suitable office facilities which Wiser-AVEC shall rent for market price.
3.	Provide facilities and infrastructure required to distribute, sell and service our engines and products at the expense of Wiser-AVEC.
4.	Provide overall local management, staff and workforce to include administration, manufacturing and marketing / sales in consultation with us at the expense of Wiser-AVEC.
5.	Provide Corporate Governance with us having budgetary review and approval as a joint venture partner.

In addition, Wiser agreed to advance funds necessary for all costs and expenses incurred after execution of the Joint Venture Agreement in connection with the formation, registration, and operation of Wiser-AVEC. Such funds, however, will be repaid to Wiser from the profits of Wiser-AVEC.

Under the Joint Venture Agreement, Wiser-AVEC will be managed by a board of directors consisting of two directors chosen by Wiser and one director chosen by us. These three directors will have the sole voting power for Wiser-AVEC’s board of directors. Other directors will be appointed but will have no voting power. Wiser will choose a non-voting director to be Wiser-AVEC’s Chief Executive Officer and we will choose a non-voting director to be Wiser-AVEC’s Chief Financial Manager. The Joint Venture Agreement further provides for the powers and authority held by the board of directors of Wiser-AVEC and the powers and authority retained by its shareholders.

The board of directors of Wiser-AVEC may request that we and Wiser contribute additional funds in the form of loans in proportion to our share ownership in Wiser-AVEC. We agreed to pay such loans along with Wiser upon mutually agreeable terms.

To date Wiser-AVEC has no operating history and, therefore, we cannot predict what its results of operation will be, or how those operations will impact our operating results.

Emirates Advance Investment

On January 3, 2005, we entered into a Memorandum of Understanding (“MOU”) with Emirates Advance Investment (“EAI”). The purpose of the MOU was to outline the understanding of the parties concerning the establishment of a joint venture between EAI and us. However, EAI did not meet the time requirements to sign the proposed joint venture agreement. We therefore withdrew the joint venture offer and EAI agreed.

Changes in Number of Employees

As previously stated, our research, product development, and testing is primarily being conducted by Adaptive. We anticipate that we will hire additional full−time employees to assist our operations once the testing and development of our generators and engines is completed and they are ready for manufacture and sale.

Impairment of Assets

On August 24, 2004 an Exclusive Purchase Agreement was executed whereby International Equity Partners SA, a Mexican corporation, acquired 100% of the issued and outstanding shares of stock of Transporter, Inc., a Nevada corporation, which has developed video conferencing software allowing the creation of virtual private networks that are PC based, have no need to use servers or special equipment, and operate on any broadband connection. The purchase price was $3,000,000, $100,000 of which was payable within 60 days of the date of the Exclusive Purchase Agreement with the balance payable in intervals over 24 months. In addition, the former stockholders of Transporter, Inc., Craig Della Penna and Daniel H. Werner, were to be issued 1,000,000 shares of the common stock of our company. The certificates for the shares would bear the appropriate 2-year legend, after the removal of which the shares are guaranteed to be worth at least $2.00 per share, and, if worth less, additional shares of stock will then be issued to make up the difference.

By Agreement also dated August 24, 2004, our company acquired through an assignment by International Equity Partners, SA all right, title, and interest in the aforesaid Exclusive Purchase Agreement in exchange for 25,000,000 shares of common stock of our company. International Equity Partners is an entity solely owned by Samuel J. Higgins, the majority shareholder and officer of the Company. The agreement was impaired and we exited the business when we filed suit against Craig Della Penna and Daniel Werner for breach of the agreement and fraud and served them with process on May 27, 2005. The lawsuit is pending in Federal District Court in the State of Oregon.

Results of Operations for the Three and Nine Months Ended March 31, 2006 and 2005

We did not earn any revenue during the three or nine months ended March 31, 2006 or 2005 and have not earned any revenue since our inception. We do not anticipate earning any revenue until we have completed testing and development of our engines and generators and commenced the manufacturing of these products for military and commercial use.

We incurred operating expenses in the amount of $2,830,789 for the three months ended March 31, 2006, compared to operating expenses of $134,418 for the three months ended March 31, 2005. We incurred operating expenses in the amount of $6,235,853 for the nine months ended March 31, 2006, compared to operating expenses of $1,161,767 for the nine months ended March 31, 2005.

Our operating expenses for the three month period ended March 31, 2005 were primarily attributable to professional and consulting fees in the amount of $85,014. Our operating expenses for the nine month period ended March 31, 2005 were primarily attributable to professional and consulting fees in the amount of $259,064 as well as impairment of goodwill and intangibles in the amount of $812,500.

Our operating expenses for the three month period ended March 31, 2006 were primarily attributable to research and development expenses in the amount of $813,577, professional and consulting fees in the amount of 806,647, and bad debt from our subscription receivables in the amount of 888,109. For a description of the category for bad debt from our subscription receivables, please see the section in this report titled, “Legal Proceeding” located in Part II, Item 1. Our operating expenses for the nine month period ended March 31, 2006 were primarily attributable to research and development expenses in the amount of $3,052,788, professional and consulting fees in the amount of $1,465,526, and bad debt from our subscription receivables in the amount of 888,109.

We have incurred a net loss of $2,846,655 for the three months ended March 31, 2006, compared to $136,454 for the three months ended March 31, 2005. We have incurred a net loss of $6,280,798 for the nine months ended March 31, 2006, compared to net loss of $ 1,167,154 for the nine months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had total current assets of $295,559 and total assets in the amount of $2,301,894. Our total current liabilities as of March 31, 2006 were $4,687,598. As a result, on March 31, 2006, we had working capital deficit of $4,392,039.

We have not earned any revenue since our inception. As a result, we need additional financing in order to sustain our business operations including development and testing of our engines and generators. On April 25, 2005, the Company entered into a Standby Equity Distribution Agreement with Alliance Capital Management. Under the agreement, the Company may issue and sell to Alliance Capital Management common stock for a total purchase price of up to $4.0 million. The amount of each advance is subject to an aggregate minimum advance of $400,000 and payable on the 5th of each month commencing May 5, 2005 and continuing through February 5, 2006. We have received all $4,000,000.00 under this agreement in exchange for 1,680,098 shares of our common stock, which was issued as follows: 173,724 shares on 6/08/05; 200,000 shares on 6//08/05; 149,254 shares on 7/28/05; 201,005 shares on 8/09/05; 189,983 shares on 10/20/05; 286,792 shares on 11/16/05; 159,363 shares on 11/16/05; 254,777 shares on 12/21/05; 65,200 shares on 2/14/06.

In addition, on January 27, 2006, we entered into a loan agreement with Twilight Bay, LLC (“Twilight”) to borrow $250,000.00 at 24% interest per annum, compounded monthly, and to sign the Demand Note dated January 27, 2006. Under this agreement, we have received $125,000 on January 27, 2006 and an additional $125,000 on January 30, 2006.

Finally, on March 26, 2006, we entered into a “Bond Finance Agreement” with Wiser Financial Services, of Dubai, United Arab Emirates, to provide us with up to $5 million in bond financing, to be drawn down by us on demand, with repayment due March 26, 2008. Any amounts drawn down will bear interest at a rate of 10.25% per annum. The agreement further granted a warrant to Wiser Financial Services to purchase 500,000 shares of our common stock through March 26, 2009, at a price of $5.00 per share. To date, we have not drawn any cash under the Bond Finance Agreement. However, this source of financing is adequate to satisfy our cash needs for the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Going Concern

We incurred net losses for the nine and three months ended March 31, 2006 and 2005 and for the period December 30, 2002 to March 31, 2006. We are currently in the development stage, and there is no guarantee whether we will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about our ability to continue as a going concern. Management believes that our capital requirements will depend on many factors including the success of our product development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We are currently evaluating the effect the adoption of SFAS No. 155 will have on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. We are currently evaluating the effect the adoption of SFAS No. 156 will have on our financial position or results of operations.

Item 3.     Controls and Procedures

We maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.

Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, has advised our management and the board of directors that it had identified the following material weaknesses in our internal controls:

A material weakness exists as of March 31, 2006, with regard to insufficient personnel in the accounting and financial reporting function due to the size of our company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of March 31, 2006, in controls over closing procedures due to a number of adjustments made at the end of the three-month period. There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) recognition of expenses in appropriate periods, and (b) the accounting and reporting of capital transactions.

In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Financial Statements. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

Other than indicated above, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting will not provide absolute assurance that it will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may need to change because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Other than as set forth below, there have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended June 30, 2005.

Axial Vector Engine Corporation vs. Patricia Wilks and Dennis Palmer

Axial Vector Engine Corporation vs. Patricia Wilks and Dennis Palmer was filed in United States District Court, Central District of California, Case No. CV04-8790 (CBM) JTLx. This is an action brought by Axial Vector Engine against Wilks and Palmer to obtain a stoppage of their use of our name of Dyna Cam, that we purchased from them, and to shut down their website, along with other relief from them. The litigation was still pending as of December 31, 2005. Discovery is proceeding and depositions have started. We were granted a preliminary injunction shutting down the Defendant’s website, and ordering them to stop using the name of Dyna Cam. This matter is being handled by Cathy Pham, Wellman & Warren, 24411 Ridge Route, Suite 200, Laguna Hills, CA 92653, telephone 949-580-3737, fax 949-580-3738.

An agreed upon settlement proposal has been circulated to the Defendants that would maintain the permanent injunction and a prohibition on the Defendants continuing to use the name Dyna Cam. It expected to be signed by both Parties and sent to the Court within the next several days

Richard Powers, Raymond B Wedel, Jr. and Alan Cohen vs. Trans Max Technologies, Inc., Aero Marine Engine, Inc., Tactronics, Permatune Electronics, Inc., and Bogner Industries, Inc.

Richard Powers, Raymond B Wedel, Jr. and Alan Cohen vs. Trans Max Technologies, Inc., Aero Marine Engine, Inc., Tactronics, Permatune Electronics, Inc., and Bogner Industries, Inc. was filed in the Supreme Court of the State of New York, Index No. 05-10880. This action was filed by three former alleged employees seeking unpaid wages and future wages. This case is currently in discovery mode, where Axial Vector is seeking proof from the Plaintiffs as to their employment and any employment agreements. As of December 31, 2005, this action is still pending in the New York Superior Court. This action has been stayed by the bankruptcy proceeding of a co-defendant. This matter is being handled by Michael T. Colvecchio, Lewis Johs Avallone Aviles & Kaufman, 425 Broad Hollow Road, Melville, NY 11747, telephone 631-755-0101, fax 631-755-0117.

Aero Marine Engine, Inc. vs. Transporter, Inc. Craig Della Penna and Daniel H. Warner

Aero Marine Engine, Inc. vs. Transporter, Inc. Craig Della Penna and Daniel H. Warner was filed in United States District Court, District of Nevada, Case No. CV-S-05-0664-RCJ-LRL. This action was filed by Axial Vector Engine Corporation seeking to rescind the Agreement with

Transporter, Inc. and seeking damages. As of December 31, 2005, the action filed in the District Court of Las Vegas has had a change of venue to Federal District Court in Portland, OR. The Defendants have not yet filed an Answer. Pleading motions are pending by the Defendant, as are motions by the Plaintiff for sanctions against the Defendant. Discovery has commenced. This matter is being handled by John J. Laxague (Joe) McDonald Carano Wilson, 2300 West Sahara Avenue, Suite 1000, Las Vegas, NV 89102, telephone 702-873-4100, fax 702-873-9966.

Focus Partners vs. Axial Vector Engine Corporations

Focus Partners vs. Axial Vector Engine Corporations was filed on May 2, 2005 in the Supreme Court of the State of New York, County of New York, Index No. 601897/05. This matter was brought by a trade creditor, pursuant to an agreement that Aero Marine Engine, Inc. had entered into. This matter was settled through a third party purchasing the stock from Focus Partners for the sum of $45,000.00, resulting in a dismissal of the action and no monies paid nor further stock issued by Axial Vector to the Plaintiff. This matter was handled by Michael T. Colvecchio, Lewis Johs Avallone Aviles & Kaufman, 425 Broad Hollow Road, Melville, NY 11747, telephone 631-755-0101, fax 631-755-0117.

In the High Court of New Zealand, Auckland Registry, Matter of Section 37AC of the Securities Act 1978 in the Matter of Carol Ann Fagan and Robin Christopher Fagan and Charles Hamish McDonald; Robert James Franklin and Carolyn Jane Franklin and Cornwall Trustees Limited; Kevin Douglas Franklin and Janene Margaret Franklin and Robert James Franklin; Probitas Limited; Robin John Briggs and Rosemary Patricia Briggs; Graham John Briggs and Christopher James Briggs; Paul Younger and Jean Engebrikt Anne Younger; and Michael Paul Younger and Cindy May Younger and KCA Trustees Limited.

During the current reporting period, we issued shares of our common stock to private lenders in satisfaction of debts misrepresented as those of our company. It was discovered that in 2005 specific lenders had lent sums of money to an individual who misrepresented himself as having the authority of our company. The individual borrowed funds and provided lenders a note promising repayment in shares of our common stock if the borrowings were not repaid within a specific period. Eight applicants filed in the High Court of New Zealand Auckland Registry, CIV-2005-404-7394. On Monday, March 6, 2006, Justice Frater ordered us to provide the allotments to the eight applicants as relief under s 37AC(1)(a) and (b) of the Securities Act 1978 in respect of the application of s 37 of the Act.

On February 6 2006, International Equity Partners Stock partially resolved the issue of the New Zealand private lenders and issued its own stock as follows: Christopher James Briggs - 7,100 shares; William Ross Collier and Susan Louise Collier - 5,680 shares; Robert James Franklin, Carolyn Jane Franklin, and Cornwall Trustees, Ltd. as trustees of the RJ and CJ Franklin Family Trust - 35,500 shares; R.J. and R.P. Briggs - 28,400 shares; David and Wendy Fagan - 85,200 shares; Daryl Brian Klein - 4,260 shares; Alternate Investment Methods, Ltd. - 28,400 shares; Andrew Jack Thomas - 14,200 shares; and David James Shaw - 2,000 shares.

On February 15, 2006, International Equity Partners Stock issued its own stock to the remaining New Zealand private lenders as follows: Anthony James Gibb - 2,000 shares; Arvin James Harris - 4,000 shares; Michelle Anne King - 1,420 shares; Mark Blakeway - 1,420 shares; Owen Saunders - 7,100 shares; and Neil and Joanne Wackrow - 4,260 shares; and 241,400 shares for shares issued to Michael and Cindy Younger, and Paul and Jean Younger in June 2005.

We issued a total of 459,260 shares of common stock to International Equity Partners in consideration for the release of claims against our company brought by these private lenders in New Zealand and an assignment of any claims we may wish to assert and a result of the private loan transactions.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

On January 3, 2006, we entered into an Agreement with The Research Works, LLC (“RW”). Under the Agreement, RW agreed to provide certain equity research services including the preparation of an equity research report. The term of the agreement was one year in duration commencing from the date of the first RW equity research report on our company. We agreed to pay RW a fee of 35,000 shares of our common stock. However, these services were never rendered; thus, the shares were cancelled on March 30, 2006.

On January 10, 2006, our company and Premier Funding and Financial Services (“Premier”) entered into a Mutual Release Agreement. The Agreement releases each party from all obligations under an Agreement dated March 28, 2005. We agreed to issue 25,000 shares of common stock, 12,500 warrants at $1.75 per share, 12,500 warrants at $2.00 per share, 12,500 warrants at $2.25 per share, and 12,500 warrants at $2.50 per share.

On January 17, 2006, we issued 5,000 shares of common stock to Richard M. Wexler of Wexler Kronen Capital Associates for consulting services rendered in an agreement dated October 20, 2005.

On January 25, 2006, we issued 10,000 shares of common stock to Mammoth Corporation to secure performance of the Second Rider to the Security Agreement dated December 5, 2005 involving our company, International Equity Partners and Mammoth Corporation.

On January 26, 2006, we issued 10,000 shares of common stock to Oyvin Haugan pursuant to his signing bonus and to satisfy conditions of his Employment Agreement dated October 23, 2005.

On February 3, 2006, we issued 459,260 shares of common stock to International Equity Partners for consideration for the assignment of claims against Robert Fyn and the release of claims against our company brought by certain private lenders in New Zealand. International Equity Partners issued out of its own stock to satisfy a New Zealand court order to compensate these private lenders.

On February 13, 2006, we issued 65,200 shares of common stock to Alliance Capital Management for the February 2006 for the final funding payment under the Financing Agreement to satisfy the contingency of the Adaptive Propulsion Systems agreement. Related to Financing Agreement, Alliance Capital Management received, as additional consideration, one (1) warrant to purchase two million shares of common stock at a fixed rate of $4.00 per share for a period of two years.

On February 15, 2006, we issued 50,000 shares of common stock to Frank Gerardi as Trustee of Univest Management, Inc. in a private placement transaction for $100,000 in consideration.

On March 14, 2006, we agreed to accept the proposal of Samuel J. Higgins to convert $975,000.00 of the debt owed to International Equity Partners by our company for 319,672 shares of restricted common stock at the closing market price on March 14, 2006 of $3.05 per share. Mr. Higgins is an officer and director of our Company and wholly owns International Equity Partners.

On March 26, 2006, we granted a warrant to Wiser Financial Services to purchase 500,000 shares of our common stock through March 26, 2009, at a price of $5.00 per share. The warrant is non−dilutable and will be adjusted to reflect any increase in the number of our issued and outstanding shares of common stock. The warrant also entitles Wiser Financial Services to participate in any secondary registration of our common stock upon exercise.

On March 28, 2006, the Agreement between The Research Works, LLC and our Company was cancelled due to non-performance of work agreed to in the agreement. The Research Works returned the original stock certificate issuing 35,000 shares of common stock as payment. The agreement and the stock certificate issued to The Research Works, LLC was cancelled.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

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

Axial Vector Engine Corporation

Date:	May 22, 2006

By: /s/ Raymond Brouzes
Raymond Brouzes
Title: Chief Executive Officer, Chief Financial Officer, and Director