Form 10KSB
period 2006-06-30
AXIAL VECTOR ENGINE CORP
filed 2006-10-16
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-49698

Axial Vector Engine Corp.
(Name of small business issuer in its charter)
Nevada	20-3362479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One World Trade Center 121 S W Salmon Street Suite 1100, Portland, OR	97204
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (503) 471-1348
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $33,956,038 as of June 30, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 35,004,257 Common Shares as of June 30, 2006

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business

Development of Our Engines

We were incorporated in the state of Nevada on May 10, 2001. On June 30, 2003, we acquired the operating assets of Dyna−Cam Engine Corp. ("Dyna−Cam"). Dyna−Cam was a development stage company that possessed the intellectual property rights for a unique, axial cam−drive, free piston, and internal combustion engine (referred to as the “Dyna-Cam mechanical engine”). The Dyna-Cam mechanical engine has its roots in technology that was developed during the Second World War by Dr Karl Herrmann, who filed a series of six patents in 1941 followed two more patents in 1961 and 1962. By 1957, this novel engine had created considerable interest including being the first engine of such a design to obtain FAA certification for light experimental aircraft use. The lightweight nature of the engine, its greater horse-power and torque made it a natural for aviation and maritime applications. For a variety of reasons, however, the Dyna-Cam mechanical engine never became a commercial or financial success in spite of its many innovative and original designs. Dyna-Cam experienced a number of serious mechanical problems with the engine that were never satisfactorily resolved and, after exhausting financial resources attempting to commercialize it, Dyna-Cam eventually sold us the technology including patent rights, trade names and other assets.

We originally acquired the assets of Dyna−Cam with the intention to further develop, produce, and sell the Dyna-Cam mechanical engine primarily for aircraft and marine applications. When new management took over our company in June of 2004, however, the issue arose as to whether we should spend further money on a technology that had gone nowhere in some sixty years. All significant patents had expired, which were mainly related to the sinusoid cam and roller bearing technology to convert linear motion (energy) from combustion into rotational motion (energy). To further complicate matters, in 2004, a dispute arose between our company, Dyna-Cam and its principals concerning our rights to the Dyna-Cam mechanical engine, which resulted in litigation and claims filed in the United States District Court, Central District of California. During this time, we abandoned our plans to utilize the engine as originally designed, and instead focused our attention on a digital engine with technologies that incorporated significantly enhanced performance characteristics and new design features. We were approached by the President of Tactronics, Inc., a military contracting firm, with a request to develop an engine that possessed two vital characteristics: (1) it must be a multi-fuel engine that does not need gasoline, and (2) it must be highly energy efficient and must consume no more than 0.26 lb of fuel per horse-power per hour (Brake Specific Fuel Consumption). Other criteria such as high torque, high horsepower and lightweight design would all be advantageous features as well.

The President of Tactronics was convinced that the basic concept of the Dyna-Cam engine could be modernized, upgraded, re-engineered and converted into the much sought after multi-fuel engine for military needs. He was so convinced that his firm could carry out this “extreme make-over” that he was willing to take on the modernization program. Tactronics thereafter created a subsidiary known as Adaptive Propulsion Systems, LLC (“Adaptive”), and we entered into a joint venture agreement (“Agreement”) with Adaptive to develop the “Axial Vector digital engine.” Under the terms of the Agreement, Adaptive agreed to utilize its expertise to develop the engine; however, we automatically acquired all rights to any patentable and proprietary technology as well as the know-how that emerges. The term of this agreement is 20 years unless revised by joint agreement of the parties. The Agreement further grants Adaptive the exclusive right to sell the Axial Vector digital engine to the United States military and all militaries of NATO countries. The Agreement was later amended to expand the exclusive right granted to Adaptive to include the military of the United Arab Emirates and the GCC. Adaptive will be obligated to pay us a royalty of 20% of the gross sales. Conversely, for all other militaries and all commercial non-military sales of internal combustion engines we make that utilize the Axial Vector design, we are obligated to pay Adaptive a royalty of 5% of gross sales.

Our Engines

Dyna-Cam Mechanical Engine vs. Axial Vector Digital Engine

A number of substantial improvements and changes took place in the evolutionary path from the “old” Dyna-Cam mechanical engine to the new Axial Vector digital engine. The engine has redesigned electronics, valve systems, ignition systems, body design, cooling system design, combustion system, and numerous other changes. These modifications were made to affect the efficiency of the engine and operating characteristics. Ultimately, our new “Axial Vector digital engine” does not rely upon any technology purchased from Dyna-Cam. Set forth below is a table that summarizes the major improvements and differences between our two basic engines.

Dyna-Cam Mechanical Engine	Axial Vector Digital Engine
Gasoline Fueled	Diesel, JP5, LP8, kerosene, bio-diesel, alcohol, propane, natural gas
Spark plugs	Compression ignition
Carburetor	Fuel injection
Intake and exhaust valves open and close by overhead valve cam drive	Intake & exhaust valves open and close by rotating cam and trunions - patent pending
Naturally aspirated	Turbocharged
Dual ignition system with coil, distributor and rotor	No ignition system
Water cooled	Either air or water cooled
No electronic control	Extensive electronic control systems, including: ▪ Full Authority Digital Control (FADEC); ▪ Engine Control Unit (ECU); ▪ Satellite communication (SatCom) system; ▪ Remote monitoring and diagnostics

Burn efficiency 33%	Burn efficiency 43.5%
Brake Specific Fuel Consumption (BSFC): 0.43 lb/HPh	Brake Specific Fuel Consumption (BSFC): 0.26 lb/HPh
Single piece crank shaft	Two piece crank shaft
No special lubrication system	Trombone oiling system for piston roller lubrication - patent pending
12 cylinders, 6 double ended pistons	8 cylinders, 4 double-ended pistons
200 HP	352 HP

The major difference between the two engines today is related to the fuel. One is gasoline, and the other is diesel. The other immediately apparent difference between the two engines is that one has essentially no electronic features, while the other is essentially digitally controlled through a sophisticated network of sensors and controllers.

Axial Vector Digital Engine (The “Workhorse 7.1” Engine)

We have a number of different prototypes in the design stage in the family of Axial Vector digital engines, but one is completed and in the testing phase. Adaptive has completed the development of the Axial Vector “Workhorse 7.1” engine for our prototypical 200 kW Axial Flux generator. The engine was started and produced power for the first time at a third-party Detroit automotive engineering firm on September 14, 2006. We anticipate commencing beta testing on our prototypical generator initially at the Adaptive facilities in approximately early November 2006. Thereafter, we intend to conduct beta testing at three different global locations with varying climates and elevations commencing for a period of 4,000 hours (5.5 months) to validate the 40,000-hour design of mean-time-between-major overhauls. We have planned for testing sites in Panama, New Zealand, and the United States. Negotiations are underway for the terms of operation of those beta test sites, and some sites have been secured as noted later in this document. The beta test sites will be used to test the engine’s power generation capabilities, performance and fuel usage, as well as to determine its cost and reliability.

Applications for Our Axial Vector Digital Engine

A prominent characteristic of our Axial Vector digital engine is that it is linearly scalable and thus easy to design and manufacture into different sizes, making it relatively easy to produce engines specifically tailored to a required application or industrial need. The primary application for our engine is to produce 7.5, 15, 25, 50, 100, 200 and 1000 kW generator sets or “GENSETS,” which are described more fully below. Intermediate kW capacities between 200 and 1000 are available in increments of 200 kW by “ganging” a plurality of GENSETs through a bus bar system. The engines to drive the generators will be 352, 90 and 25 HP.

With our Axial Vector digital engine design we plan to capitalize on two different means of vehicular propulsion. One is a standard throttle response engine with a mechanical drive shaft to transfer power the wheels. The second approach utilizes a constant speed engine generating electricity - such as we use in our GENSET - that produces electric power to turn “wheel motors”

i.e. electric motors that are an integral part of each wheel rim. We refer to this approach as the “diesel-electric power train” system. The constant speed of the diesel engine running at its most efficient engery “sweet spot” produces the most efficient conversion of fuel to electricity. The electricity is distributed by cables to the electric wheel motors to propel the vehicle. Any excess electrical energy is stored in a bank of sophisticated high in-rush out-rush batteries for use when need such as going up hills or pulling away from a stop. The wheel motors would draw upon power from the batteries whenever demand exceeded energy supplied by the diesel “GENSET”. Likewise during periods of excess electrical energy production - such as going downhill - the excess energy produced by the vehicle moving downhill would be converted to electricity by reversing the faction of the electric wheel motors and the electricity produced in this mode would be stored in the battery until called upon to share a heavy power demand. Vehicles when braking can automatically convert the electric wheel motor to an electric brake by using the energy required to turn generator to slow down the vehicle and recapture power to the battery that would otherwise be lost in brake-pad friction and heat. The same principle of using “generator-brakes” or “energy recovery units” to generate energy rather than creating friction and heat can be put to use in devises that lift and lower loads. Our constant speed engine with electrical cable eliminates the need for transmission and drive shafts. This in turn allows for a slick, aerodynamic underside with reduced drag and better fuel economy vehicle

Re-Emergence of the Dyna-Cam Mechanical Engine

On May 16, 2006, we settled the lawsuit with Dyna-Cam and its principals and reaffirmed our right to the assets we purchased in 2003, including the original design to the Dyna-Cam mechanical engine. We did not pay anything to Dyna-Cam or its principals in connection with the settlement. The lawsuit involving Dyna-Cam should have no adverse consequences to our company going forward.

Due to this recent development, management has decided to upgrade and potentially market the Dyna-Cam mechanical engine. Based on the engineering and scientific understanding gained during the developmental work in the Axial Vector digital engine, the problems with the Dyna-Cam mechanical engine became increasingly evident. We decided in conjunction with Adaptive to revitalize the original Dyna-Cam mechanical engine for possible production. Improving the fuel injection system to provide a proper air-fuel ratio would solve many of the problems witnessed over the years such as overheating, vibration, and variable compression in the cylinders. A problem with lubrication has been identified and solved. With the resolution of these problems, the Dyna-Cam mechanical engine will enter into production since it has a very respectable weight to HP/torque ratio, though less so than our Axial Vector digital engine. The Dyna-Cam mechanical engine will have an interesting market niche where gasoline is not viewed as negative and where less electronic sophistication is not a concern or requirement. The Dyna-Cam mechanical engine is also linearly scalable. This will allow us to manufacture and meet any engine size that might be required by industry and consumer applications.

Development of Our Electric Generator and Electric Motor

Early in our relationship with Adaptive, we contemplated that Adaptive would focus on engine development for the broad needs of propulsion applications by addressing military, while we would concentrate on several models of generator sets, or “GENSETS.” We use the term GENSETS to describe all models and sizes of our integrated engines and our Axial Flux generators we intend to develop and manufacture. With that vision, we deliberately selected power generation for the first application of our engine. We could prove our technology without facing the barriers of entry that the automotive sector was likely to erect. Initially, we had conceived of integrating an existing generator into our engine. We soon realized, however, that the engine, generator, and control system would need to be fully integrated to give us a leg up in the market.

We had the good fortune of discovering Mr. Oyvin Haugan who had worked with companies such as Onan, Cummins, John Deere, and Caterpillar in connection with their generator divisions. Motivated by years of experience, Mr. Haugan developed ideas of how to improve generators that would use rare-earth permanent magnets, that would be “coreless” and would have an Axial Flux design that would not only act as a generator, but would also act as an electric motor. The term “Axial Flux” refers to a type of generator where the magnets are mounted on disks and the flux between them is parallel to the axis of the shaft. This is unlike conventional generators whose flux is radial across the air gap. Mr. Haugan soon joined us and was tasked with the design of a high efficiency generator to be fully integrated and harmonize with our engine and the electronic control system that integrates the engine function and the generator output.

With Mr. Haugan’s help, we soon developed a core patent of the generator motor application. The benefits of this axial flux generator/motor include a greater power density or more kilowatts per pound of generator. It is lighter in weight, smaller in size, and there is no current ‘in-rush’ on start-up because of the permanent magnates that are used in the generator unlike induction motors, which need electricity to generate a magnetic field in order to startup. The power factor is at or better than 0.98 in our system compared to the 0.75 to 0.92 efficiencies of an induction motor.

We intend to build several models of generator sets (GENSETs) that utilize our Axial Vector digital engine, and eventually, our Dyna-Cam mechanical engine. We are seeking to develop a generator with a high power density Axial Flux design that has one-third of the volume and half the weight of the average generator. To further this endeavor, we entered into an agreement with Adaptive to assist us in the design, development, and manufacture of a family of seven GENSETS ranging from 7.5 kilowatt to 1 megawatt, contingent upon our ability to secure financing. On April 25, 2005, we completed a Financing Agreement in the amount of $4,000,000 with Alliance Capital Management to satisfy the contingency set forth in our agreement with Adaptive. There are no related party relationships with Alliance Capital Management. We paid Adaptive $3,171,000 to complete the development of the engines for the proposed GENSET product line.

Because we decided to develop and utilize the more efficient Axial Flux generator in our GENSET rather than conventional, off-the-shelf generators integrated into our GENSET, Adaptive required an additional sum for these upgraded features. Thus, on December 5, 2005, we entered into a subsequent agreement with Adaptive to pay them $668,160.00 in six monthly installments of $111,360.00. The first payment was due and paid in February 2006. We eventually paid our March 2006 payment, although not on time. The April 2006 payment was due and not yet paid in full as of June 30, 2006. We are working out an arrangement with Adaptive to remedy the failure to pay in the next installment. We have since modified this agreement and we are paying a minimum of $25,000.00 per week. To date, we have paid $454,862.70 satisfying four of the six payments with the remaining balance, $213,297.30 to be paid as agreed. It is anticipated that there will be additional costs for off-site performance evaluation, operating costs and other data collection on the GENSET. This includes $400,000 for the purchase of parts and equipment. The setup and decommissioning cost is $28,900, and monthly rental at the testing facility for the generator is $44,000 per month for two months.

Under our Agreement, Adaptive can utilize its expertise to modify the power generator; however, we will have all rights to any patentable or proprietary technology that emerges. Adaptive will be obligated to pay us a royalty of 20% of the gross sales to the military licenses it currently holds. Conversely, for all commercial nonmilitary sales of power generator and /or GENSETS made utilizing our engine and generator design, we will pay Adaptive a royalty of 5% of gross sales. The payments to Adaptive are made in cash and made pursuant to a payment schedule. The term of this agreement with Adaptive is 20 years unless revised by joint agreement of the parties.

Applications for Our Generators and Motors

The high efficiency, high-power density coreless Axial Flux generator opens the door to all forms of propulsion for land, air, water, rail, and off-road vehicles whether direct mechanical drive, or electrical drive or hybrid diesel-electric power train systems. The generator will be used in conjunction with the Axial Vector digital engine, such as the Workhorse 7.1, to create an efficient source of prime power, distributed power, standby power, and portable power.

The electric motor will be used in a wide variety of applications including high efficiency compressor motors for refrigerators and air conditioning systems. There is an estimated 500,000 electric motors sold annually in the USA. Our motors, with their high efficiency and small size, will be increasingly attractive and sought after for power consumption reductions mandated by the U.S. Department of Energy (DOE) in a wide range of applications including home appliances and electric motors. Reported studies by the DOE indicate that electric motors consume almost 60% of all the electrical power generated in the US. Electrical motors account for 75% of industrial consumption of electrical power. Refrigeration for homes and offices alone consumes nearly 10% of the world’s energy. Electric motors powering the HVAC (heating, ventilation and air conditioning) systems in commercial buildings account for approximately 50% of the building’s total electric costs.

The use of electric energy by electric motors and appliances are roughly similar around the world. In fact, there is an exploding power demand in countries such as India, China, and many other countries in Southeast Asia and Latin America. We see our high efficiency motor playing a growing and important role in meeting these growing demands for efficient motors. We also see a concurrent demand for increased power production (electrification) in many countries in which our GENSET will be able to meet the growing demand for prime power, distributed power, standby power, and portable power.

China provides an excellent market opportunity for our motor and generator technologies. More than half of China’s electrical usage is to run electric motors. China presently produces more that 40 GW of motors annually, of which nearly 90 percent are 0.55 to 200 kW three-phase induction motors. As China's economy and electric power use continue to grow, motor sales can be expected to also increase. Motor systems in China are generally much less efficient than systems in the U.S. and other developed countries, and thus there are substantial opportunities for foreign firms to introduce efficient motor technologies into the Chinese market. The typical four-pole 10 hp motor, the efficiency at full load is only about 87 percent compared to our motors at ~98%.

Electricity prices are still quite low in China (a typical industrial customer pays $0.025 to 0.05 per kWh), but in the economically prosperous coastal areas electricity prices are rising substantially (as local governments turn to private power suppliers in order to avert power shortages) and interest in saving electricity is rising. There is also government activity underway intended to develop markets for higher efficiency products, and the large multi-lateral development banks are actively working to finance energy efficiency projects along with their support of power development projects. The privatization of electric power and the removal of governmental subsidies mean a very strong interest in high efficiency systems such as ours. Since many Chinese enterprises have cash flow problems and do not pay their bills, we will need to develop a business model and/or seek out local partner(s) that will help address and mitigate these issues.

Appliance Magazine indicated in a recent article that global large appliance sales over the next four years will increase for washers by more than 7.5% (51.8 to 55.7 million units). In addition, refrigerators are expected to increase from 55 to 62.5 million units, an increase of 13.6%. Sales of clothes dryers (10.3% growth), dishwashers (13% growth), vacuum cleaners (3% growth) and microwave ovens (6% growth) are also expected to grow by the percentages indicated. Year-to-date (YTD - July ’06) USA sales of refrigeration and air conditioning products reached 7.17 million and 14.2 million units respectively; YTD - July ’06 sales of home laundry (automatic washers and dries) reached 9.6 million units. These markets can all be serviced with our small motors. It is an immense and growing market.

Product Testing and Validation

Initial Testing

It should be noted at the onset that creating a GENSET is a massive effort. There are many interlocking and interdependent components whose functions must be perfectly orchestrated to produce the lowest priced power from a 40,000 hour mean time to major overhaul internal combustion technology. Testing an engine, its generator and the Generator Set (GENSET) and the sophisticated electronic systems for commercial applications is a serious and complex matter without shortcuts and should not be hurried. Delays and unexpected surprises are to be expected, and may affect the timeframes indicated for completion. We have already experienced some slippage in our optimistic time-line in the execution of the required testing. The delays have been caused by some minor modifications on our engine, delays in delivery of components by suppliers and some minor difficulties with some of the monitoring equipment that comes with the test cell. In spite of these obstacles, we hope to have fully functioning equipment at the Power Gen show in Orlando at the end of November 2006.

Our developmental testing can be broken into five sections, namely:

1.	Subsystem testing
2.	Engine Testing @ Independent Testing Lab
3.	Generator Testing @ Independent Testing Lab
4.	Generator Set Testing
5.	Reliability and Homologation Testing

The main testing tasks for each section are identified as follows:

1.	Subsystem testing consists of four main tests:
a)	Injection system testing
b)	Piston-roller / Cam interface
c)	Generator coil resistance tests
d)	Generator magnetic disk tests

2.	Engine Testing at Independent Testing Lab
a)      Overall Engine Operation (such as HP and torque over RPM range)
b)      Fuel System Evaluation
c)      Air System Evaluation
d)      Cylinder Blowby Measurements
e)      Oil Consumption
f)       Heat Rejection
g)      Friction Measurement
h)      Calibration Mapping
i)        Exhaust Emissions

3.	Generator Testing at Independent Testing Lab
a)       No load test
b)       Load test
c)       Speed - Load test
d)       Controls testing
e)       Additional tests to examine critical performance parameters and some critical mechanical parameters for the magnets, axial clearance, coils and gauss generated.
f)        Detailed GENSET testing will further include:
i)	Functionally check, define and develop the operational characteristics of the generator
ii)	Overall heat rate vs. rpm and load
iii)	Vibration spectra for the overall GENSET
iv)	Voltage vs. rpm vs. load for the axial flux generator
v)	Temperature of the magnet at full load
vi)	Efficiency of rectifier vs. temperature vs. load
viii)	Engine temperature at full power and varying rpm
ix)	Vibration spectra for the engine vs. power
x)	Exhaust temperature vs. power
xi)	Cooling system thermostat setting and the resultant effects
xii)	Noise spectra
xiii)	Alignment design

4.	GENSET Testing at Independent Testing Lab
a)	Overall GENSET operation
b)	System calibration
c)	Efficiency
d)	Noise emissions
e)	During the early marriage period, the Control Systems must be verified for perfect functioning, especially the rectifier, DC bus and inverter - the heart of the system
f)	The load sharing synchronization and the transfer panel that the client operators must monitor and control - this is where interface with the client occurs.

5.	GENSET Reliability
a)	Durability tests - 3 GENSETS proposed to be tested for 4,000 hours; durability design is 40,000 hours between major overhauls
b)	Beta tests - 4 proposed Beta sites
c)	Homologation tests
d)
Need a UL Certification on the Inverter - a document of some 100 pages. (UL 2200 is for the “Stationary Engine Generator Assemblies” and not just for the inverter. Preponderance of safety concerns are however with the inverter system.)

6.	Commercial Production Begins

Comments on Engine Testing

The above testing program needs to be carried out in a well appointed and certified third party facility. We have selected an Independent Testing Lab in Detroit for the engine. Adaptive is working as quickly as it can, but often has to stand in line to get what it needs, especially when competing against rush orders from one of the “Big Three.” The Independent Testing Lab engine test cell is equipped with a dynamometer and has the capacity to fully monitor and record all engine parameters and performance.

The test results are also valuable in obtaining UL and EPA certification. We are required to pass the EPA 2007 Tier 3 Emission Levels. EPA is only interested in emissions during the “useful” life of the engine, which EPA considers to be 8,000 hours. Beyond 8,000 hours, an engine does not need to demonstrate conformance to original qualification standards. (Our Workhorse Engines have been designed for 40,000 miles between major overhauls.) We need to provide EPA with various documents such as test plans and protocols and have the plans reviewed and approved by the agency before executing the tests.

Comments on Generator Testing

We have selected a second Independent Testing Lab for the coreless permanent magnet Generator (and Motor) testing program. Generator testing will be done in a cascading fashion in a sequential and increasing complexity to the level of a complete systems testing. The Independent Testing Lab will set up a test cell utilizing an electric dynamometer to drive a 100 kW generator. The generator will be hooked up to a resistive load bank capable of 10 kW load steps up to 110 kW. The Independent Testing Lab will then perform a series of development tests specified by Adaptive and by us to functionally check, define and develop the operational characteristics of the generator including heat transfer tests and lubrication requirements.

We are trying to bring to life a generator with novel configuration. We are also developing the systems that go with the generator - rectifier, DC bus, inverter, DSP controls to assure delivery of power through the inverter.  For standby units, we are also working on transfer panel needs and those devices need to be tested as well.  We expect all these tests will conclude in November 2006, assuming there are no problems along the way.  Additionally, we need to prove the 15KW generator/Battery system.  We plan to run those tests at the end prior to durability testing.

Durability testing is a must. We plan to run the generator 400 total hours (1% of our product life goal consistent with a prime Gen-set of 40,000 hours). The generator life depends on maintaining stable axial clearance, running within the winding temperature limit of 100oC max, maintaining rectifier and inverter junction temperatures below 85oC and all mechanical and chemical elements that can deteriorate with time such as: varnishes, paper, epoxy, vibration, magnetic disk assemblies, clearance between magnets and coils and plate excitation. Durability testing must be performed to assure that the design along with manufacturing process lends itself to long-term durability.

Certification testing of the generator can take place at two levels: Generator certification testing and GENSET certification testing.  Generator certification testing as a stand alone can be done at the Independent Testing Lab but would need to be coordinated with UL or CE.  The majority of certification testing is safety related - failure of parts, fire, EMI and the like that result in safe shutdown.  The Independent Testing Lab report dealing with durability will be submitted to substantiate ISO requirement of design meeting the intent.  We would require running the total system for 200 kW GENSET certification.  The system testing will only be in terms of control requirements and safety functions.

Beta Testing

Beta site testing allows us to test under “real world” conditions with prospective clients, licensees or JV partners. The beta test sites will be used to test the Axial Vector digital engine’s power generation capabilities, performance and fuel usage, as well as to determine its cost and reliability. It provides real-time data under various climatic conditions and industrial settings. This approach allows us to create product awareness and product credibility in various regions of the world and provides a site for prospective clients or licensees to see our products in operation.

Our initial beta test site will be located in Panama, with an existing power generating company. On June 27, 2006, we executed a Beta Test Site Agreement with Termica del Noreste, S.A. (“Ternor”), and will test our Axial Flux generator at the Saboga Power Plant for a period of not less than 3 months under the supervision of a joint Work Group consisting of personnel from both Axial Vector and Ternor. Under the agreement, Ternor will be responsible for providing the fuel to run the generator, and in return, will have the benefit of the power generation at no additional cost. We have chosen this location for its tropical, coastal, remote, and rural settings, and believe the harsh humidity and heat there will prove an excellent test for our generator.

A second Beta site outside the United States is in New Zealand where dairy farmer and sheep farmers have immense market opportunities for sales of dairy products and protein in China. The limit on growth for the farmers is the availability and access to electrical power in remote regions of the country to increase their productivity through irrigation, refrigeration and other electricity requiring farm and produce activity. We intend to evaluate the combustion of various fuels such as diesel, bio-diesels, alcohol, animal fat, and methane. Not only is it a large initial market with interested parties, but success with New Zealand will open the access to other rural based economies around the world for electrification.

On July 21, 2006, we entered into an agreement titled Beta Test site Agreement ith Dynamic Engines Limited, a New Zealand company (“DEL”). Under the agreement, DEL will provide its facility in New Zealand as a beta test site for our Axial Flux generator product. For a test period of least three months, DEL will operate one of our Axial Flux electrical power generators at its facility under the supervision of a joint Work Group consisting of personnel from both Axial Vector and DEL. During the testing period, DEL will be responsible for fueling the test generator and will receive the benefit of the electrical power generated.

In both beta testing sites described above, we will be responsible for delivering and installing the Axial Flux Generator and for the cost of removing the test generator and returning it to the lab for analysis. We will also be responsible for training personnel in basic operation of the Axial Flux Generator. Ternor and DEL will be required to obtain any necessary government permits or licenses for operation of the generator and will be responsible for routine maintenance during the testing period.

Our Marketing Plan

We do not plan to build factories to produce engines, generators, motors, or electronic control systems. Rather we plan to allow others to produce our products through partnerships or licensing agreements.

Licenses

Once the testing and beta trials are complete and the product is available for sale, Adaptive will provide all of the capital, manufacturing facilities and labor required to build military grade engines using our Axial Vector digital engine design. Initial manufacturing of our Axial Vector digital engine and Axial Flux Generator (GENSET), described below, is planned for no later than December 2006. In the event that the Axial Vector digital engine proves suitable for military and commercial use, we plan over the next twelve months to license our engine for a wide variety of applications presently performed by the conventional internal combustion engine. Specifically, we intend to license the manufacturing rights to our technology for specific applications in defined geographical areas.

On September 10, 2005, we entered into a memorandum of understanding (“MOU”) with Kirloskar Oil Engines Limited (“KOEL”), an Indian based manufacturer and engineering company. We are working toward the execution of a definite agreement with KOEL where we would grant KOEL the exclusive right to utilize our technology for non−automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications. The execution of a definitive agreement is contingent upon completion of the parties due diligence which was anticipated to be occur in January 2006. The parties have extended the anticipated closing date of a definitive agreement to July 2006 in order to provide the senior managers from KOEL with an opportunity to conduct additional due diligence at beta test sites where further product testing will be ongoing. This date was extended by written agreement of the parties to allow further negotiations of the terms of the license. Pursuant to the terms of the MOU, KOEL placed $1,000,000 into a segregated account which it controls and we have granted them a right of first refusal with respect to the right to utilize our technology for non−automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications should the parties fail to executive a definitive agreement. We have been in ongoing discussions with KOEL as to the terms of a license for manufacture and sales. KOEL recently visited with us in Detroit, Michigan and their representatives were able to see the Workhorse 7.1 at the independent testing lab. We expect further discussions with them as test results become available.

Joint Venture Agreements

Wiser-AVEC

On April 3, 2006, we entered into an agreement titled Joint Venture Agreement with Wiser of Ras Al Khaimah, a United Arab Emirates entity (“Wiser”), pursuant to which we have agreed to form with Wiser a joint venture entity named Wiser AVEC Power Corporation (“Wiser-AVEC”) to carry out the operations of a joint venture. We own forty-nine percent and Wiser owns fifty-one percent of the capital stock of Wiser-AVEC. Under the Joint Venture Agreement, and as consideration for the respective shares of the capital stock of Wiser-AVEC, we provided cash contributions of 73,500 UAE Dirhams (approximately US$20,013 ) and Wiser provided cash contributions of 76,500 UAE Dirhams (approximately US$20,830 to finance Wiser-AVEC’s operations. Distributions of profits will be made, subject to an appropriate amount held in retention for Wiser-AVEC, on the basis of 51% to Wiser and 49% to us.

The purpose of Wiser-AVEC is to engage in the distribution of Axial Vector engines, Axial Flux Generators, and Axial Vector engine hydraulic and pneumatic pumps for non-military commercial applications in the countries of the Gulf Cooperation Council. These countries include Saudi Arabia, Kuwait, Bahrain, Qatar, the United Arab Emirates, and the Sultanate of Oman.

Subsequent to the reporting period, on September 22, 2006, we notified Wiser that they are in material breach of the Joint Venture Agreement and explained our intent to cancel the agreement. The breach consisted of failure to provide the funding and in failing to proceed with their obligations under the agreement. A resolution of this notice has not yet been reached.

Emirates Advance Investment

On January 3, 2006, we entered into a Memorandum of Understanding (“MOU”) with Emirates Advance Investment (“EAI”). The purpose of the MOU was to outline the understanding of the parties concerning the establishment of a joint venture between EAI and us. However, EAI did not meet the time requirements to sign the proposed joint venture agreement. We therefore withdrew the joint venture offer and EAI agreed.

Distribution Agreements

On July 13, 2006, we entered into an agreement titled Distribution Agreement with Dynamic Engines Limited, a New Zealand company ("DEL"), pursuant to which DEL has become the exclusive distributor of our GENSETS product in the country of New Zealand for a period of twenty years. In exchange for the exclusive distribution rights, DEL has agreed to pay a licensing fee of $1,000 and to contribute and transfer to us certain application development work that has enhanced the value of our intellectual property.

The Agreement is renewable upon consent of the parties for additional terms of twenty years. Under the Agreement, DEL has the first right to negotiate for and purchase exclusive distribution rights for our other products and to negotiate for and purchase exclusive distribution rights to the additional territories of Australia, the Cook Islands, Tonga, Samoa Niue, and Fiji. In the event that DEL declines or is unable to meet the terms offered by us for these additional product and/or territorial distribution rights, we will be entitled to offer those rights to other parties.

In order to maintain its rights under the Agreement, DEL must annually purchase a minimum number of GENSETS to be determined and periodically reviewed by both parties. The Agreement requires us to exert reasonable efforts to supply DEL's requirements for the GENSETS. Under the Agreement, DEL is obligated to promote our products through product shows, advertising, a website presence, and showroom and/or product demonstration sites. DEL will be responsible for obtaining all licenses and permits necessary to sell our products in New Zealand.

Impairment of Assets

On August 24, 2004, the company entered into an Assignment Agreement with International Equity Partners, S.A. (“IEP”). Under the Assignment Agreement, the company issued 25 million shares to IEP in exchange for an assignment from IEP of the contractual right to acquire a proprietary secured video conference software known as the “Transporter” software from Transporter, Inc. The terms of the purchase from Transporter, Inc. called for the company to issue one million shares to the owners of Transporter, Inc., Craig Della Penna and Daniel

Werner, and to pay Transporter $1 million over the course of two years. The one million shares called for under the Transporter purchase agreement were issued to Della Penna and Werner on September 9, 2004. Subsequently, the company discovered that, unbeknownst to either the company or IEP, Mr. Della Penna and Mr. Werner had thoroughly misrepresented the Transporter software’s capabilities and degree of developmental maturity during the negotiations and discussions leading up to the purchase agreement and that the company would, in all likelihood, be unable to profitably develop the software. The company sued Transporter, Della Penna, and Werner for rescission of the purchase agreement and for a return of the 1 million shares issued to these individuals. The company reached a settlement with the duly-appointed bankruptcy trustee for Transporter, Inc. under which the purchase agreement was rescinded, ownership the Transporter software was returned to the bankruptcy estate of Transporter, and the company was released from further responsibility under the purchase contract. This agreement was approved by the bankruptcy court and became effective on May 22, 2006.

The company continues to pursue litigation against Della Penna and Werner seeking a return of the 1 million shares received by these individuals under the Transporter purchase agreement. On the advice of litigation counsel, special independent counsel, and a Special Litigation Committee duly appointed by the board of directors, the company has determined not to pursue the return of the shares issued to IEP under the terms of the Assignment Agreement.

Competition

There is significant competition in the engine and generator manufacturing industry. Our management in unaware of any current engine and generator manufactures that incorporate the axial vector design into its engines or generators.

Patents and Intellectual Property

Trademarks

We currently have trademark applications pending with the United States Patent and Trademark Office and the Canadian Intellectual Property Office for protection of the mark “AV” and “AVE.”

Patents

We have filed patents on the technologies underlying our Axial Vector digital engine. Additionally, certain design patents have been registered in jurisdictions outside of the United States and the ongoing work of our patent attorneys involves protection of proprietary inventions and the patent ability thereof. We have ten patents that have either been filed or are in the process of being filed. We hold two issued patents and have various patent applications pending which cover one or more aspects of the current version of the axial vector engine or predecessor models.

Existing and Probable Governmental Regulation

We are not subject to any significant or material federal or state government regulation in connection with the research, development, and licensing of engines that use the Axial Vector design.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have 4 full-time employees in addition to our officers. Our employees are not represented by labor unions or collective bargaining agreements.

During the fiscal year, we have entered into a number of consulting agreements to assist management with investor communications and public relations, engineering consulting in connection with our technology, knowledge in the power generation industry, general management and other services. We believe that consulting relationships are invaluable to our company’s progress. We acquire these needed services in exchange for cash, stock and warrants in our company.

Item 2. Description of Property

Currently, we do not own any real estate. We are leasing our executive offices at One World Trade Center, 121 S.W. Salmon Street, Portland, OR 97204. We pay monthly base rent for this property in the amount of $320. We have additional space at 1607 NE 41st Ave. Portland, OR 97232 where we pay monthly rent for this property in the amount of $950. In November 2006, we plan to consolidate and move to our new offices.

Item 3. Legal Proceedings

Other than as set forth below, there have been no material developments in the ongoing legal proceedings previously reported in which we are a party.

Axial Vector Engine Corporation vs. Patricia Wilks and Dennis Palmer

Axial Vector Engine Corporation vs. Patricia Wilks and Dennis Palmer was filed in United States District Court, Central District of California, Case No. CV04-8790 (CBM). This is an action brought by Axial Vector Engine against Patricia Wilks and Dennis Palmer (the “Defendants”) to restrain Defendants from using the name of Dyna Cam, which we purchased from them, and to shut down their website, among other relief requested.

On May 16, 2006, we entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Defendants. The Settlement Agreement provides for a mutual reconciliation of all disputes between the parties and the end of litigation. Under the Settlement Agreement, the Defendants acknowledged and agreed that on or about June 30, 2003 we acquired all right, title, assets, and interest to Dyna-Cam Engine Corporation, including related web sites and domain names (i.e., www.dynacam.com). Defendants also agreed that they would cease and desist from sending out emails concerning us and those acting on its behalf. Further under the Settlement Agreement, the parties agreed to permanently maintain a November 17, 2005 preliminary injunction restraining Defendants from:

1. displaying, controlling, and/or operating the website or any other domain containing the words "dyna-cam," dynacam," "Dyna-Cam," "Dynacam";
2. exhibiting any display, product, and advertisement bearing the mark Dyna-Cam, "Dyna-Cam Engine," or "Dyna-Cam Engine Corporation"; and
3. making, using, selling, marketing, and offering for sale, and conducting business certain products using the name(s) and mark(s) containing the words "dyna-cam," dynacam," "Dyna-Cam," "Dynacam."

In addition, the parties entered into a mutual release of claims, agreed to extinguish the pending litigation, bear their respective fees and costs, and provide for liquidated damages in the event of a breach of the Settlement Agreement.

On June 12, 2006, the Court signed a stipulation among the parties to convert the November 17, 2005 preliminary injunction into a permanent injunction. Thereafter, on June 22, 2006, the Court signed a stipulation among the parties to dismiss the action. This matter was handled by Cathy Pham, Wellman & Warren, 24411 Ridge Route, Suite 200, Laguna Hills, CA 92653, telephone 949-580-3737, fax 949-580-3738.

Richard Powers, Raymond B Wedel, Jr. and Alan Cohen vs. Trans Max Technologies, Inc., Aero Marine Engine, Inc., Tactronics, Permatune Electronics, Inc., and Bogner Industries, Inc.

Richard Powers, Raymond B Wedel, Jr. and Alan Cohen vs. Trans Max Technologies, Inc., Aero Marine Engine, Inc., Tactronics, Permatune Electronics, Inc., and Bogner Industries, Inc. was filed in the Supreme Court of the State of New York, Index No. 05-10880. This action was filed by three former alleged employees seeking unpaid wages and future wages. This case is currently in discovery mode, where we are seeking proof from the Plaintiffs as to their employment and any employment agreements. As of June 30, 2006, this action is still pending in the New York Superior Court. This action has been stayed by the bankruptcy proceeding of a co-defendant. This matter is being handled by Michael T. Colvecchio, Lewis Johs Avallone Aviles & Kaufman, 425 Broad Hollow Road, Melville, NY 11747, telephone 631-755-0101, fax 631-755-0117.

Aero Marine Engine, Inc. vs. Transporter, Inc. Craig Della Penna and Daniel H. Warner

Aero Marine Engine, Inc. vs. Transporter, Inc. Craig Della Penna and Daniel H. Warner was filed in United States District Court, District of Nevada, Case No. CV-S-05-0664-RCJ-LRL. We filed this action against Transporter, Inc. and its principals, Daniel Werner and Craig Della Penna. The suit seeks to rescind an August 2004 agreement under which we acquired the exclusive rights to certain video conference technology owned by Transporter, Inc. We contend that Mr. Della

Penna and Mr. Werner intentionally misrepresented the status and capabilities of the technology being acquired under the agreement. Shortly after the suit was filed, Mr. Della Penna and Mr. Werner placed Transporter into chapter 7 bankruptcy proceedings in the U.S. Bankruptcy Court for the District of Oregon, Case No. 05-36661-elp7.

On or about January 15, 2006, we and Michael A. Grassmueck, the duly-appointed chapter 7 trustee for Transporter, entered into an agreement entitled “Agreement For Compromise and Settlement of Dispute and Assignment of Claims and Causes of Action” (hereinafter, the “Transporter Agreement”). Pursuant to the Transporter Agreement, the purchase agreement between us and Transporter has been rescinded by mutual consent between Transporter and Axial Vector. In addition, the Transporter Agreement provides that all claims and causes of action that Transporter and Transporter’s bankruptcy estate may have against Della Penna and Werner are assigned, transferred, and set over to Axial Vector.

Following bankruptcy court approval of the Transporter Agreement and the district court’s denial of Della Penna and Werner’s motion to dismiss the district court action, we filed our First Amended Complaint against Della Penna and Werner on July 24, 2006. Among other things, the First Amended Complaint seeks damages from Della Penna and Werner in the amount of $3 million and cancellation and/or return to our company of certain stock issued to Della Penna and Werner under the rescinded purchase agreement with Transporter. On August 14, 2006, Della Penna and Werner filed their Answer to our First Amended Complaint together with various counterclaims against us and a purported derivative complaint against the our company’s current and former officers and directors. Management believes that the derivative complaint and the counterclaims lack merit and will present a motion to dismiss them in the immediate future. Discovery in the case remains open and is continuing at this time.

We intend to vigorously defend Della Penna and Werner’s counterclaims and purported derivative claims and to continue to aggressively pursue the cancellation or return of their stock in our company. The counterclaims seek damages in excess of $77 million plus $100 million in punitive damages. Due to the early stage of the proceedings, we are unable to determine the likelihood of an adverse result or to quantify the risk to our company to any reasonable degree of certainty. This matter is being handled by John J. Laxague (Joe) at Cane Clark, LLP, 3273 E. Warm Springs, Rd., Las Vegas, NV 89120, telephone 702-312-6255, fax 702-944-7100.

Focus Partners vs. Axial Vector Engine Corporations

Focus Partners vs. Axial Vector Engine Corporations was filed on May 2, 2005 in the Supreme Court of the State of New York, County of New York, Index No. 601897/05. This matter was brought by a trade creditor, pursuant to an agreement that we entered into. This matter was settled through a third party purchasing the stock from Focus Partners for the sum of $45,000.00, resulting in a dismissal of the action and no monies paid nor further stock issued by Axial Vector to the Plaintiff. This matter was handled by Michael T. Colvecchio, Lewis Johs Avallone Aviles & Kaufman, 425 Broad Hollow Road, Melville, NY 11747, telephone 631-755-0101, fax 631-755-0117.

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

On April 20, 2005, following an equity offering that we conducted in New Zealand, we were contacted by the New Zealand securities authorities. We were informed that registration might be necessary in connection with our offering unless the investors were considered “accredited” under New Zealand law. When we investigated the matter, we learned that investors needed to validate their shares with the High Court of New Zealand to retain their stock. Otherwise, we were required to return proceeds acquired from the investors in the offering.

In order to resolve the matter, eight applicants filed in the High Court of New Zealand Auckland Registry, CIV-2005-404-7394 to validate their shares. (One shareholder requested a return of his subscription funds, and we did so with interest as advised by New Zealand securities counsel.) The eight applicants sought relief orders, under s 37AC(1)(a) and (b) of the Securities Act 1978, against the application of s 37 of that Act to certain allotments of securities in our company. Section 37 prohibits, and makes invalid, the allotment of a security where the security had been offered to the public and, at the time of the subscription for the security, there was no registered prospectus relating to the security. There were concerns that certain securities in our company had been allotted to New Zealand investors without a registered prospectus, in breach of s 37.

Under s 37AC of the Act various persons, including the purchasers of the securities, can apply for relief orders against the application of s 37. The effect of a relief order is, essentially, to validate an allotment that s 37 would otherwise make invalid.

The eight applicants were purchasers of our shares who decided, upon becoming aware of the concerns that s 37 might have been breached in relation to the allotments made to them, to apply for relief orders. The application was made on December 22, 2005. Under s 37AC it is mandatory for the court to grant relief orders when such orders are sought by the purchasers of the securities. Accordingly, the court granted the relief orders on March 6, 2006 without giving substantive reasons, other than that it was "satisfied that it is appropriate to do so." In granting the orders, the court did not consider (it being unnecessary to do so) whether in fact there had been a breach of s 37 of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

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

Fiscal Year Ending June 30, 2006
Quarter Ended	High $	Low $
June 30, 2006	3.75	2.1
March 31, 2006	4.99	2.65
December 31, 2005	3.9	2.9
September 30, 2005	5	2.3

Fiscal Year Ended June 30, 2005
Quarter Ended	High $	Low $
June 30, 2005	6.62	1.80
March 31, 2005	2.35	0.65
December 31, 2004	5.00	0.60
September 30, 2004	6.25	0.11

Holders of Our Common Stock

As of June 30, 2006, we had approximately two hundred and twenty-five (225) holders of record of our common stock. Several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act during the fiscal year ended June 30, 2006.

On April 25, 2005, we completed a Financing Agreement in the amount of $4,000,000 with Alliance Capital Management. Under the terms of this agreement, we will receive $400,000 dollars each month for ten months commencing in May of 2005. The monthly payments are convertible in common stock and the amount of shares issued is determined based on 75% of the previous ten day trading average of the company prior to the issuance. Pursuant to the terms of the Financing Agreement described above, we issued the following shares of common stock to Alliance Capital Management: (a) 149,254 shares on July 28, 2005; (b) 201,005 shares on August 9, 2005; (c) 189,983 shares on September 7, 2005; (d) 286,792 shares of common stock on October 20, 2005; (e) 159,363 shares of common stock on November 16, 2005; (f) 254,777 shares of common stock on December 21, 2005; (g) 65,200 shares of common stock on February 13, 2006; and (h) 373,724 shares of common stock on June 15, 2006. Related to Financing Agreement, Alliance Capital Management received, as additional consideration, one (1) warrant to purchase two million shares of common stock at a fixed rate of $4.00 per share for a period of two years. These issuances are exempt pursuant to Regulation S of the Securities Act. The purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested that our stock transfer agent affix the appropriate restrictive legend to the stock certificate issued in accordance with Regulation S. The investor was given adequate access to sufficient information about us to make an informed investment decision. These securities were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

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

On October 20, 2005, we entered into a business consulting agreement (“consulting agreement”) with a consultant. Pursuant to the terms of the consulting agreement, we agreed to issue 10,000 shares of our common stock each month for twelve (12) months commencing in November 2005. Under the terms of the consulting agreement, we also issued warrants to purchase 105,000 shares of our common stock vesting one-twelfth per month from the date of the consulting agreement until fully vested. All vested warrants are exercisable for a period of two (2) years from the expiration or termination date of the consulting agreement. The exercise price of the warrants is as follows: 35,000 of the warrants are exercisable at the exercise price of $4.00 per share, 35,000 of the warrants are exercisable at the exercise price of $4.50 per share, and 35,000 of the warrants are exercisable at the exercise price of $5.00 per share. All shares and warrants were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock. In satisfaction of an amended consulting agreement we later entered into, we issued 10,000 shares of restricted common stock to PC Consulting and another 15,000 to Richard Wexler for services rendered. We further agreed to terminated consulting services and revised the issuance of warrants to purchase 35,001 shares of our common stock as follows: 11,667 of the warrants are exercisable at the exercise price of $4.00 per share, 11667 of the warrants are exercisable at the exercise price of $4.50 per share, and 11,667 of the warrants are exercisable at the exercise price of $5.00 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Pursuant to the terms of a consulting agreement entered into on November 9, 2005, and subsequent addendum, we issued 300,000 shares of our common stock to a consultant for services rendered. We also issued warrants to purchase 250,000 shares of common stock, exercisable over a two year period at $4.00 per share. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

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

On January 15, 2006, we opened a private equity offering and sold 574,589 shares our common stock at $2.00 per share, for an aggregate of $1,149,178 in proceeds. These securities were issued pursuant to Rule 506 of Regulation D. We did not engage in any general solicitation or advertising.

On January 25, 2006, we issued 10,000 shares of common stock to Mammoth Corporation to secure performance of the Second Rider to the Security Agreement dated December 5, 2005 involving our company, International Equity Partners and Mammoth Corporation.

On January 27, 2006, we issued 10,000 shares of common stock to Oyvin Haugan pursuant to his signing bonus and to satisfy conditions of his Employment Agreement dated October 23, 2005.

On February 3, 2006 and April 28, 2006, we issued 472,340 shares of common stock to International Equity Partners for consideration for the assignment of claims against Robert Fyn and the release of claims against our company brought by certain private lenders in New Zealand. International Equity Partners issued out of its own stock to satisfy a New Zealand court order to compensate these private lenders.

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

On June 30, 2006, having received an affidavit of loss from Mr. Samuel J. Higgins, we placed a “stop transfer” on two certificates amounting to 2,000,000 shares of common stock issued to International Equity Partners. After a waiting period, on July 7, 2006, we reissued the same amount of common shares under new certificates to IEP.

From August 31, 2005 through June 8, 2006, we issued options to purchase 550,000 shares of our common stock under our Stock Option Plan, exercisable at prices ranging from $2.03 to $3.00 per share to employees and consultants in exchange for services rendered. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of June 30, 2006.

Equity Compensation Plans as of June 30, 2005
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	550,000	$2.20	3,494,874
Equity compensation plans not approved by security holders(1)	1,905,000	$4.24	--
Total	2,455,000	$3.78	3,494,874

           (1) The equity compensation plans that were adopted without the approval of the security holders relate to outstanding warrants. During the fiscal year, we issued warrants to five consultants to purchase an aggregate of 1,905,000 shares of common in consideration for services rendered.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Summary of Product Research and Development

We incurred research and development expenditures in the amount of approximately $2,582,408 for the fiscal year ended June 30, 2006, compared to $795,331 for the fiscal year ended June 30, 2005. These expenditures were paid to Adaptive to conduct research and development for a family of generators that utilize our Axial Vector engine.

The generator will be developed in varying kilowatt outputs for different markets. We will continue development of our GENSET, which involves the marrying of one or more of the generators to the engine. Research and development will continue on both of our engine types, the Axial Vector digital engine and the Dyna-Cam mechanical engine. Our generator will also work as a motor for various applications and we will continue to develop it for use in different applications both as a stand alone motor or in conjunction with our digital engine.

Purchase and Sale of Plant or Significant Equipment

To date, Adaptive has performed all of our research, testing, and product development. If we are successful in developing products for military and commercial use, we intend to license the manufacturing rights. As a result, we do not anticipate any purchase or sale of and equipment over the next twelve months.

Changes in Number of Employees

As previously stated, our research, product development, and testing is primarily being conducted by Adaptive. During the reporting period, we retained a senior engineer to assist with the generator development and power production. Subsequent to the reporting period, we retained a consultant to assist us with the upcoming beta testing. We anticipate that we will hire additional full-time employees to assist our operations once the testing and development of our generators and engines are completed and they are ready for manufacture and sale.

Results of Operations for the Twelve Months Ended June 30, 2006 and 2005

We did not earn any revenue during the twelve months ended June 30, 2006 or 2005 and have not earned any revenue since our inception. We do not anticipate earning any revenue until we have completed testing and development of our engines and generators and commenced the manufacturing of these products for military and commercial use.

We incurred operating expenses in the amount of $12,554,787 for the twelve months ended June 30, 2006, compared to operating expenses of $22,427,667 for the twelve months ended June 30, 2005. Our operating expenses for the twelve month period ended June 30, 2006 were primarily attributable to professional and consulting fees in the amount of 4,670,444, officer's compensation of $3,383,274 and research and development of $2,582,408. Our operating expenses for the twelve month period ended June 30, 2005 were primarily attributable to professional and consulting fees in the amount of $9,286,784, officer's compensation of $6,755,625 as well as impairment of goodwill and intangibles in the amount of $3,000,000.

We have incurred a net loss of $14,360,145 for the twelve months ended June 30, 2006, compared to $22,427,667 for the twelve months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets of $75,917 and total assets in the amount of $355,017. Our total current liabilities as of June 30, 2006 were $11,773,781. As a result, on June 30, 2006, we had working capital deficit of $11,697,864.

On April 25, 2005, we entered into a Standby Equity Distribution Agreement with Alliance Capital Management. Under the agreement, we may issue and sell to Alliance Capital Management common stock for a total purchase price of up to $4.0 million. We have received all $4,000,000.00 under this agreement in exchange for 1,680,098 shares of our common stock, and have used these funds under our agreement with Adaptive and to fund operating expenses.

In addition, on January 27, 2006, we entered into a loan agreement with Twilight Bay, LLC (“Twilight”) to borrow $250,000.00 at 24% interest per annum, compounded monthly, and to sign the Demand Note dated January 27, 2006. Under this agreement, we have received $125,000 on January 27, 2006 and an additional $125,000 on January 30, 2006. These monies have been exhausted on operating expenses of our company.

Finally, on March 26, 2006, we entered into a “Bond Finance Agreement” with Wiser Financial Services, of Dubai, United Arab Emirates, to provide us with up to $5 million in bond financing, to be drawn down by us on demand, with repayment due March 26, 2008. Any amounts drawn down will bear interest at a rate of 10.25% per annum. The agreement further granted a warrant to Wiser Financial Services to purchase 500,000 shares of our common stock through March 26, 2009, at a price of $5.00 per share. Wiser of Ras Al Khaimah and Wiser Financial Services are related entities. In light of the former’s defaults under the Joint Venture Agreement, we do not intend on drawing any monies from the bond financing at this time.

We recently raised $1,149,178 in the sale of our common stock. Although we have not exhausted these funds, we do not believe this money will carry us through the next 12 months. Therefore, we will need additional financing in order to sustain our business operations including development and testing of our engines and generators. There can be no assurance that any new capital would be available or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing will require us to delay, curtail or scale back some or all of our research and development programs, sales, marketing efforts and possible future manufacturing operations.

Cash Flows from Operating Activities

Net cash used in operating activities was $(8,514,285) for the fiscal year ended June 30, 2006.

In the next twelve months, we hope to develop a cash flow stream from licensing our Axial Vector engine and GENSET for a wide variety of applications. We are currently still in the testing phase, however, and have yet to produce any successful manufactured products. Our plan is to commence manufacturing at Adaptive’s facilities in December 2006.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $(200,057) for the fiscal year ended June 30, 2006. The net cash used in investing activities during the fiscal year ended June 30, 2006 was attributable to amounts paid to acquire patents.

Cash Flows from Financing Activities

Cash used in financing activities for the fiscal year ended June 30, 2006 amounted to $8,760,229, attributable to proceeds from sales of unregistered securities of $2,848,402, proceeds from the Standby Equity Distribution Agreement of $3,250,000 and advances from the majority shareholder of $1,220,234.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

We incurred net losses for the nine and three months ended June 30, 2006 and 2005 and for the period December 30, 2002 to June 30, 2006. We are currently in the development stage, and there is no guarantee whether we will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about our ability to continue as a going concern. Management believes that our capital requirements will depend on many factors including the success of our product development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “ Accounting for Share-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions .

Effective for the reporting periods after December 15, 2005, Companies are required to account for issuance of share-based payments in accordance with Statement of Financial Standard No. 123r  , "Share-based Payments"  This statement requires companies to value issuance of common stock, stock options and stock warrants at 'fair value' upon the completion of services rendered. For public companies, this fair value is arrived at by using an 'econometric model' to take into consideration variability of stock price, tax-free interest rate and time-value of money. Common stock issued for compensation or services are valued at the publicly disclosed price at the date of valuation. Compensation expense, Attorney expense, Advertising and Promotion expense have been retroactively adjusted to reflect this valuation principle for twelve months ended June 30, 2005. In accordance with Standard of Financial Accounting Standards No. 154, the financial statements for year ended June 30, 2005 were retroactively restated to reflect this change in accounting principle.

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

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheet as of June 30, 2006 and June 30, 2005 (Restated);
F-3	Consolidated Statements of Operations for the years ended June 30, 2006 and June 30, 2005 (Restated), including Cumulative Totals since inception (December 30, 2002) through June 30, 2006;
F-4	Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2006 and June 30, 2005 (Restated);
F-5	Consolidated Statements of Cash Flows for the years ended June 30, 2006 and June 30, 2005 (Restated), including Cumulative Totals since inception (December 30, 2002) through June 30, 2006;
F-6	Consolidated Notes to Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axial Vector Engine Corporation
Portland, OR 97204

We have audited the accompanying consolidated balance sheets of Axial Vector Engine Corporation and Subsidiary as of June 30, 2006 and June 30, 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period December 30, 2002 (Inception) through June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axial Vector Engine Corporation and Subsidiary as of June 30, 2006 and 2005, and the results of its operations, and cash flows for the years then ended, and the period December 20, 2002 (Inception) through June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the financial statements, the accompanying financial statements have been restated for the year ended June 30, 2005.

/s/  Bagell, Josephs, Levine & Company, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.

Gibbsboro, New Jersey
October 13, 2006

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005 (Restated)

ASSETS
	2006	2005 (Restated) Note 2

Current Assets:
Cash and cash equivalents	$53,247	$7,360
Deposit	22,670	22,670
Prepaid Expenses	-	22,331

Total Current assets	75,917	52,361

Property and equipment, net (Note 5)	35,776	21,142

Due from Shareholder (Note 13)	-	28,597

Intangible assets- Patents, net (Note 6)	243,324	63,750

TOTAL ASSETS	$355,017	$165,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,490,822	$106,868
Payroll Tax Liabilities	24,275	-
Current portion of note payable (Note 6)	1,245,000	995,000
Contingent Share-based payment (Note 7)	-	-
Liability for stock to be issued (Note 8)	125,400	84,500
Share-based Fee Liability- Warrants(Note 9)	564,218	247,750
Share-based Fee Liability- Options (Note 10)	2,604,820	3,180,708
Share-based Compensation Liability- Options (Note 11)	5,340,610	7,543,490
Accrued Interest shareholder loan (Note 13)	77,297	24,549
Due to related company (Note 12)	301,339	311,339

Total Current liabilities	11,773,781	12,494,204

Due to Shareholder (Note 13)	1,191,637	-

Total Liabilities	12,965,418	12,494,204

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 Par Value; 100,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 Par Value; 100,000,000 shares authorized
35,004,257 and 32,162,762 shares issued and outstanding(Note 14)	35,004	32,626
Additional paid-in capital	21,560,460	16,381,923
Prepaid Share-based Fees (Note 15)	(2,544,348)	(3,061,850)
Prepaid Share-based Compensation (Note 15)	(515,375)	(1,166,374)
Beneficial Reduction of Share-based Liability (Note 16)	7,728,682	-
Deficit accumulated during the development stage	(38,874,824)	(24,514,679)

Total Stockholders' Deficit	(12,610,401)	(12,328,354)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$355,017	$165,850

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005 (Restated)
(WITH CUMULATIVE TOTALS SINCE INCEPTION

	2006	2005 (Restated) Note 2	Cumulative Totals December 30, 2002 through June 30, 2006

OPERATING REVENUES
Sales	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Accounting and Auditing	94,409	29,232	123,641
Administration	101,388	133,564	268,288
Advertising and Promotion (See Note 17)	2,850,429	5,706,533	7,376,275
Beneficial Share-based Fee (Note 18)	557,088	1,452,400	2,009,488
Board Compensation (See Note 19)	348,750	923,490	1,272,240
Depreciation (See Note 5)	5,920	1,854	41,075
Legal Fees (See Note 20)	1,820,015	3,580,251	5,345,343
Insurance	44,293	2,573	46,866
Interest	105,154	7,809	130,093
Office Expense	65,147	37,612	218,203
Officer's Compensation (Note 21)	3,383,274	6,755,625	10,571,868
Payroll Taxes	50,683	-	50,683
Rent	36,570	1,393	80,745
Research and Development (Note 22)	2,582,408	795,331	4,949,569
Salaries and Wages-Administration	392,547	-	392,547
Salaries and Wages-Engineering	116,712	-	116,712
Impairment of intangible asset (Note 25)	-	3,000,000	3,701,347
Total Operating Expenses	12,554,787	22,427,667	36,694,983

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(12,554,787)	(22,427,667)	(36,694,983)

OTHER INCOME (EXPENSE)
Bank Interest	71		71
Write off Worthless Inventory (Note 23)	-	-	(266,519)
Lawsuit Settlements (Note 24)	(1,805,429)	-	(1,805,429)
Impairment of property and equipment	-	-	(107,964)

Total Other Income (Expenses)	(1,805,358)	-	(2,179,841)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(14,360,145)	(22,427,667)	(38,874,824)

Provision for income taxes (See Note 26)	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(14,360,145)	$(22,427,667)	$(38,874,824)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING-Fully Diluted (See Note 4)	37,671,510	20,608,237

NET LOSS PER SHARE -BASIC (See Note 4)	(.42)	(1.30)

NET LOSS PER FULLY DILUTED SHARES (See Note 4 )	$(.38)	$(1.09)

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005 (Restated)

Description	Prepaid Shares & Beneficial Reduction Common		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders Equity

Balance, June 30, 2004	$-	$541	$1,237,966	$(2,087,012)	$(848,505)

Issuance of Shares-Due from Shareholder	-	464	1,274,920		1,275,384

Issuance of Shares for Compensation	(1,166,374)	600	1,301,400		135,626

Issuance of shares for services	(3,061,851)	2,975	7,541,640	-	4,482,764

Issuance of shares for legal fees	-	250	1,039,980		1,040,230

Issuance of shares for intellectual property	-	26,000	2,974,000	-	3,000,000

Issuance of shares for cash	-	1,384	553,142		554,526

Issuance of shares from exercise of options	-	39	59,249		59,288

Issuance of shares for cash under Standby Equity Distribution Agreement		374	399,626		400,000
Net loss for the year ended June 30, 2005	-	-	-	(22,427,667)	(22,427,667)

Balance, June 30, 2005-restated	(4,228,225)	32,627	16,381,923	(24,514,679)	(12,328,354)

Issuance of shares for services-net	1,168,501	349	804,042	-	1,972,892

Cancellation of shares for services	-	(1,465)	(4,686,535)	-	(4,688,000)

Exercise of Stock Options	-	202	185,491		185,693

Shares issued for shareholder loan conversion to equity	-	320	974,680		975,000

Shares issued for lawsuit settlement	-	472	1,804,956		1,805,428

Beneficial Reduction in option value outstanding	7,728,683	-	-		7,728,683

Issuance of stock for cash	-	2,499	6,095,903	-	6,098,402

Net loss for the year ended June 30, 2006	-	-	-	(14,360,145)	(14,360,145)

Balance, June 30, 2006	4,668,959	$35,004	$21,560,460	$(38,874,824)	$(12,610,401)

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005 (Restated)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	2006	2005 (Restated) See Note 2	Cumulative Totals December 30, 2002 through June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(14,360,145)	$(22,427,667)	$(38,874,824)
Adjustments to reconcile net loss to net cash
used in operating activities

Common stock issued for services	1,053,456	7,519,965	6,661,669
Options issued for services	920,800	3,310,000	4,230,800
Options issued as compensation	304,020	7,543,490	7,847,510
Warrants issued for services	316,718	247,500	564,218
Depreciation and amortization	5,920	1,854	46,614
Shares issued for Lawsuit settlements	1,805,428	-	1,805,428
Impairment of property and equipment			107,964
Impairment of goodwill and intangibles		3,000,000	3,701,347
Write-off of inventory	-		266,519

Changes in assets and liabilities
(Increase) decrease in
prepaid expenses and other current assets	23,556	(22,330)	23,556
Increase (decrease) in
accounts payable and accrued expenses	1,415,962	74,457	1,415,962

Total adjustments	5,845,860	21,674,936	26,671,587

Net cash (used in) operating activities	(8,514,285)	(752,731)	(12,203,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Bank Interest	71		71
Acquisition of intangible assets	(179,574)	(63,750)	(243,324)
Acquisitions of fixed assets	(20,554)	(22,996)	(82,390)

Net cash (used in) investing activities	(200,057)	(86,746)	(326,643)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the sale of stock	2,848,402	554,526	4,487,770
Proceeds from Standby Equity Distribution Agreement	3,250,000	750,000	4,000,000
Liability for stock to be issued	40,900	84,500	125,400
Conversion of Shareholder Debt to Equity	975,000	-	975,000
Proceeds from Note Payable	250,000	995,000	1,245,000
Advances from shareholders	1,220,234	-	2,787,114
Payments on shareholder loan	-	(1,593,477)	(1,593,477)
Advances (Payments to) related company-net	(10,000)	(3,000)	311,339
Exercise of Stock Options	185,693	59,288	244,981

Net cash provided by financing activities	8,760,229	846,837	12,583,127

NET INCREASE IN
CASH AND CASH EQUIVALENTS	45,887	7,360	53,247

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	7,360	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$53,247	$7,360	$53,247

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 AND 2005

NOTE 1-               GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses for the twelve months ended June 30, 2006 and 2005 and for the period December 30, 2002 to June 30, 2006.

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

NOTE 2-                BASIS OF PRESENTATION AND RESTATEMENT

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Dyna-Cam, Aero Marine Engine Corp. All significant inter-company accounts and transactions are eliminated.

These consolidated audited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented. In addition, the consolidated financial statements for the year ended June 30, 2005 have been restated to reflect the following changes in accounting principles and changes due to corrections of errors.

RESTATEMENT TO REFLECT CHANGE IN ACCOUNTING PRINCIPLE

Effective for the reporting periods after December 15, 2005, Companies are required to account for issuance of share-based payments in accordance with Statement of Financial Standard No. 123. This statement requires companies to value issuance of common stock, stock options and stock warrants at 'fair value' upon the completion of services rendered. For public companies, this fair value is arrived at by using an 'econometric model' to take into consideration variability of stock price, tax-free interest rate and time-value of money. Common stock issued for compensation or services are valued at the publicly disclosed price at the date of valuation. Compensation expense, Attorney expense, Advertising and Promotion expense have been retroactively adjusted to reflect this valuation principle for twelve months ended June 30, 2005. In accordance with Standard of Financial Accounting Standards No. 154 the following changes are disclosed below:

Income Statement for the year ended June 30, 2005:

	As Originally	As	Effect of
	Reported	Adjusted	Change
Sales	$-	$-	$-
Cost of Goods Sold	-	-	-
Compensation	1,113,495	7,679,115	(6,565,620)
Professional and Consulting	4,863,366	3,609,483	1,253,883
Advertising and promotions	164,185	5,706,433	(5,542,248)
Rent	1,393	1,393	-
Impairment of intangible	3,862,500	3,000,000	862,500
Research and Development	759,330	795,331	(36,001)
General and Administrative	697,171	1,634,058	(936,887)
Depreciation	1,854	1,854	-
Total Expenses	11,463,294	22,427,667	(10,964,373)
Interest Income	7,678	-	(7,678)
Net Income (Loss)	$(11,455,616)	$(22,427,667)	$(10,972,051)
Per Share Basic
Per Share Fully Diluted

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 2-                BASIS OF PRESENTATION AND RESTATEMENT(CONTINUED)

In addition to the cumulative effects of the change in accounting principle above, stockholders' deficit for the year ending June 30, 2005 has been increased to reflect the discovery of an error. Previous management incorrectly recognized compensation expense of $3,350,000 for stock options that were never issued. Other balance sheet accounts have been adjusted to reflect other immaterial but non-routine items.
Balance Sheet
June 30, 2005

	As Originally	As	Effect of
	Reported	Adjusted	Change
Assets
Cash	$7,360	$7,360	$-
Deposit	22,670	22,670	-
Prepaid expenses	22,330	22,330	-
Total Current assets	52,360	52,360	-
Property and Equipment-net	21,142	21,142	-
Due from Shareholder	-	28,598	(28,598)
Intangible assets-net	63,750	63,750	-
Total Assets	$137,252	$165,850	$(28,598)
Liabilities and Stockholders' Deficit
Accounts Payable	$131,417	$106,868	$24,549
Current portion of note payable	1,495,000	995,000	500,000
Contingent share based payment	1,500,000	-	1,500,000
Liability for Stock to be issued	749,949	84,500	665,449
Share-based Fee Liabilities	-	10,971,948	(10,971,948)
Accrued Interest shareholder	-	24,549	(24,549)
Due to related company	311,339	311,339	-
Total Current liabilities	4,187,705	12,494,204	(8,306,499)
Due to Shareholder	1,246,787	-	1,246,787
Total Liabilities	5,434,492	12,494,204	(7,059,712)
Stockholders Deficit
Prepaid Sharebased fee	-	(3,061,850)	3,061,850
Prepaid Sharebased Compens.	-	(1,166,374)	1,166,374
Common Stock	32,162	32,626	(464)
Additional Paid-In Capital	11,558,126	16,381,923	(4,823,797)
Accumulated Deficit	(16,887,528)	(24,514,679)	7,627,151
Total Stockholders' Deficit	(5,297,240)	(12,328,354)	7,031,114
Total Liabilities and Stockholders'
Deficit	$137,252	$165,850	$(28,598)

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 3-                ORGANIZATION

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

At the time that the transaction was agreed to, the Company had 20,337,860 common shares issued and outstanding. In contemplation of the transaction with Aero, the Company's two primary shareholders canceled 9,337,860 shares of the Company's common stock held by them, leaving 11,000,000 shares issued and outstanding. As a result of the acquisition of Aero, there were 48,994,923 common shares outstanding, and the former Aero stockholders held approximately 78% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Aero, under the purchase method of accounting, and was treated as a recapitalization with Aero as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the May 30, 2003, acquisition of the Company. The financial statements have been prepared to give retroactive effect to December 30, 2002, the date of inception of Aero, of the reverse acquisition completed on May 30, 2003, and represent the operations of Aero. Consistent with reverse acquisition accounting: (i) all of Aero's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on May 30, 2003.

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

The Company, under its new management, has raised over $9,600,000 in cash to affect the development of the Axial Vector Engine “E” (Electronic). Management believes that significant capital is required to adequately develop the Axial Vector Engine “E” engine and begin operations. For the twelve months ended June 30, 2006, shareholders of the Company have advanced a net of $1,515,926 to assist in funding the operations.

The Company will require additional capital. Although the current majority stockholders of the Company, as well as an affiliate, have made verbal commitments with no guarantees to continue to fund the development and sales and marketing efforts of the Company, if alternate financing cannot be obtained. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 3-                ORGANIZATION (CONTINUED)

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

NOTE 4-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having an original maturity of three months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being credit worthy. In the ordinary course of business, the Company has bank deposits that may exceed federally insured limits. As of June 30, 2006, the Company was not in excess of the $100,000 insured limit.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 4-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 4-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Reclassifications

Certain amounts for the twelve months ended June 30, 2005 have been reclassified to conform to the presentation of the June 30, 2006 amounts. The reclassifications have no effect on net loss for the twelve months ended June 30, 2005.

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

Advertising and Promotion Expense

The Company’s policy is to expense the costs of advertising and marketing as they are incurred. In accordance with SFAS 123r, Consulting fees paid with Common Shares or Derivatives such as Options or Warrants are expensed when requisite services have been performed and valued using an econometric model. Advertising expense for the years ending June 30, 2006 and 2005 was $2,850,429 and $5,706,533 respectively.

Research and Development

Research and development costs are expensed as incurred.

Intangible Assets

During the twelve months ended June 30, 2006, the Company incurred costs of $179,574 in applying and registering of patents. These patents are currently pending. Due to the nature of the patents, the Company anticipates receiving confirmation on their applications in an expedited fashion.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 4-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the costs of Start-up Activities” , the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Share-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “ Accounting for Share-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions .

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 4-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,
	2006	2005 (Restated)

Net (Loss)	$(14,360,145)	$(22,427,667)

Weighted-average common shares
outstanding (Basic)	33,583,510	17,293,298

Weighted-average common stock
equivalents:
Stock warrants	500,000	75,000
Stock options	3,588,000	3,239,939

Weighted-average common shares
outstanding (Diluted)	37,671,510	20,608,237

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 4-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 4-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 4               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 5-               PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2006 and 2005.

	2005	2006
Computer	$26,572	$7,000
Equipment and machinery	13,274	13,273
Office equipment	5,786	2,723
	45,632	22,996

Less: accumulated depreciation	(9,856)	(1,854)

	$35,776	$21,142

Depreciation expense for the twelve months ended June 30, 2006 and 2005 was $5,920 and $1,854.
NOTE 6-               CURRENT PORTION OF NOTES PAYABLE

$250,000 Note payable to Twilight Bay, LLC commencing January 2006 for working capital needs. The note is due in one year and carries a stated interest rate of two percent.

$995,000 Note payable to Transporter Inc. commencing August 2004 for the purchase of exclusive rights to certain video-conferencing technology. Original amount of Note was $1,000,000. The Company is currently in litigation with Transporter Inc. regarding the technology for which the note was issued. The Company has defaulted on this note and this note is due in full. See Note 11 regarding the litigation of this matter.

NOTE 7-                CONTINGENT SHARE-BASED PAYMENT

In addition to the Note Payable above, the Transporter Inc., purchase in August 2004, consisted of the issuance by the Company of 1,000,000 shares to the former shareholders of Transporter, Inc. These shares are guaranteed to have a value of $2.00 per share for a period of 2 years.  Because market share value is above $2.00 per share, There is no value placed for this contingent liability as of the reporting dates June 30, 2006 and 2005, but is disclosed for reporting purposes only.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 8-                LIABILITY FOR STOCK TO BE ISSUED

The Company has entered into consulting contracts where the fees paid to the vendor are paid with Company common shares. An expense is recorded when the requisite service has been provided by the consultant in accordance with the consulting agreement. The expense is valued at fair market value of the services provided. At June 30, 2006 and 2005 services were provided and earned but yet to received share payment by the company.

	Shares to be issued	Market Value
June 30, 2005	25,000	$84,500
June 30, 2006	35,000	$125,400

NOTE 9-                SHARED-BASED FEE LIABILITY- WARRANTS

The company has entered into consulting contracts where the consideration paid to the vendor is with options which are a common stock equivalent. Warrants provide the holder with the right to buy shares of Company stock at a set price (exercise price) within a set period of time.

In accordance with SFAS 123r, the Company has recognized an expense when the requisite service has been performed by the vendor. Any unexercised warrants are recorded as a liability and revalued using an econometric model at each reporting period.

Unexercised				Value at	Value at
Warrant #	# Shares	Exercise Price	Until	June 30, 2006	June 30, 2005
16-19	50,000	1.75-2.50	3/2010	$111,250	$247,750
12-14	35,001	3.00-5.00	10/2007	$52,968	$-
15	250,000	4.00	11/2007	$400,000	$-
Total				$564,218	$247,750

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 10-                SHARED-BASED FEE LIABILITY- OPTIONS

The company has entered into consulting contracts where the consideration paid to the vendor is with options which are a common stock equivalent. Options provide the holder with the right to buy shares of Company stock at a set price (exercise price) within a set period of time.

In accordance with SFAS 123r, the Company has recognized an expense when the requisite service has been performed by the vendor. Any unexercised options are recorded as a liability and revalued using an econometric model at each reporting period.

			Unexercised		Unexercised
			#Shares	Value	#Shares	Value
Option			June 30,	June 30	June 30	June 30
#	Price	Until	2006	2006	2005	2005
6	1.52	4/2010	762,000	$1,684,020	960,939	$3,180,708
8	3.00	5/2011	10,000	22,300	-	-
12	2.63	4/2011	50,000	111,000	-	-
13	2.03	6/2011	350,000	787,500	-	-
Total					$2,604,820	$3,180,708

NOTE 11-              SHARED-BASED COMPENSATION LIABILITY- OPTIONS

The company has entered into compensation contracts where the consideration paid to the employee is with options which are a common stock equivalent. Options provide the holder with the right to buy shares of Company stock at a set price (exercise price) within a set period of time.

In accordance with SFAS 123r, the Company has recognized an expense when the requisite service has been performed by the employee. Any unexercised options are recorded as a liability and revalued using an econometric model at each reporting period.

		Unexercised			Value at	Value at
Title	Option#	#Shares	Price	Until	June 30, 2006	June 30, 2005
Board	1-3	279,000.50		12/09	$616,590	$923,490
Sec/Treas	4	1,000,000	1.52	4/10	$2,210,000	$3,310,000
CEO	5	1,000,000	1.52	4/10	$2,210,000	$3,310,000
Admin	7,8-11	140,000	2.15-2.63	8/10	$304,020	$-
Total					$5,340,610	$7,543,490

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 12-            DUE TO RELATED COMPANY

Transmax, Inc., a related party, whose ownership is also a director and officer of the Company, provided office space to the Company at no charge, and funded payroll, moving and other general expenses during the year ended June 30, 2003. As of June 30, 2006, the Company incurred and accrued $314,339, in liabilities to this entity. The advances and funding are based on verbal commitments with no guarantees of future advances or funding. A payment for $10,000 payment was made for the twelve months ended June 30, 2006 and the Company made payments of $3,000 during the three months ended June 30, 2005.

NOTE 13-            DUE TO SHAREHOLDERS

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

NOTE 14-              COMMON STOCK

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of June 30, 2006, the Company has 35,004,257 shares of common stock issued and outstanding.

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
(CONTINUED)
June 30, 2006 AND 2005

NOTE 14-              COMMON STOCK  (CONTINUED)

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

On August 24, 2004 the Company acquired through an assignment by International Equity Partners, SA, a related party, all rights, title, and interest in the aforesaid Exclusive Purchase Agreement in exchange for 25,000,000 shares of common stock of the Registrant.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 14-             COMMON STOCK (CONTINUED)

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

On November 11, 2004 the Company issued 463,776 shares of common stock of the Company in exchange for financial services. The services were never rendered and the shares were subsequently canceled. These transactions have been retroactively restated back to the nine months ended June 30, 2005 to reflect the cancellation.

On January 3, 2005 the Company issued 100,000 shares of common stock with a par value of $.001 for $300 cash.

On April 6, 2005 the Company issued 50,000 shares of common stock of the Company in exchange for consulting services rendered.

On April 20, 2005, the Company completed an offering of 1,800,000 units at a price of $0.50 per unit. Each unit consists of one share of common stock par value $.001 and one warrant to purchase one share of common stock, exercisable for two years closing of the offering. The total amount the Company received was $900,000. As of June 30, 2006, 1,594,790 shares have been issued.

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
(CONTINUED)
June 30, 2006 AND 2005

NOTE 14-             COMMON STOCK (CONTINUED)

On April 15, 2005, the Company issued 600,000 shares of common stock of the Company as compensation.

On April 15, 2005, the Company issued 20,000 shares of common stock of the Company as part of a previous agreement for consulting services rendered.

For the twelve months ended June 30, 2005, the Company issued 39,061 shares of common stock for exercise of share-based options for legal services.

During the year, the Company canceled 860,000 of founder shares, which had been restated back to the period ended June 30, 2003.

Total shares Issued July 1, 2004 to June 30, 2005: 32,085,181. Total common shares outstanding at June 30, 2005: 32,162,762.

In August of 2005, the Company issued 1,465,000 shares of common stock in exchange for financial services. The services were never rendered and the shares were subsequently cancelled.

In November of 2005 the Company issued 170,000 shares of common stock of the Company in exchange for consulting services rendered.

In the three months ended June 30, 2006 the Company issued 30,000 shares of common stock and 50,000 warrants for consulting services valued at $97,820 and $150,000 respectively. The Company also issued 35,000 shares for services then later canceled them due to lack of performance.

In the same period the Company issued 319,672 and 10,000 shares of common stock in satisfaction of debt to a related company, valued at $975,000 and $40,890 respectively.

Also in the three months ended June 30, 2006 the Company issued 230,940 shares in satisfaction of debts to private lenders valued at $888,109 (see note 13).

The Company also issued 134,570 shares of its common stock for cash.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 14-             COMMON STOCK (CONTINUED)

For the twelve months ended June 30, 2006, the Company issued 201,939 shares of common stock through the exercise of options. The options carry strike prices of $.5 to $3.00.

For the twelve months ended June 30, 2006, the Company issued 1,897,944 shares of common stock as part of their Standby Equity Agreement.

Total shares Issued July 1, 2005 to June 30, 2006: 2,377,719. Total common shares outstanding at June 30, 2006: 35,004,257.

The Company, at June 30, 2006, has 100,000,000 shares of preferred stock authorized and no shares issued and outstanding.

NOTE 15-             PREPAID SHARE-BASED FEES AND COMPENSATION

The Company has paid consultants and employees with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. At June 30, 2006 and 2005, the Company has paid consultants and employees in advance of the earning of fees and compensation. The Company has elected to record this advance payment with common shares and equivalents as an offset to stockholder's equity.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 16-            BENEFICIAL REDUCTION OF SHARE-BASED LIABILITIES

In accordance with SFAS 123r, the Company revalues unexercised common share equivalents such as warrants and options issued for payments to consultants and employees. These unexercised common share equivalents are carried as liabilities until exercised and recorded as common share issuance and additional paid-in capital. Decreases in this liability due to the revaluation of common share equivalents are recorded as a beneficial reduction of share-based liabilities. The Company has elected to classify this account as stockholder's equity.

NOTE 17-              ADVERTISING AND PROMOTION

The Company has paid consultants with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model.  For the years ending June 30, 2006 and 2005, the following amounts were paid for advertising and promotion.

	June 30	June 30
	2006	2005
Cash and accrued expense	$761,015	$936,262
Common Shares	985,196	4,522,521
Options	787,500	-
Warrants	316,718	247,750
Total	$2,850,429	$5,706,533

NOTE 18-             BENEFICIAL SHARE-BASED FEE EXPENSE

The Company records a beneficial share-based fee expense when the market value as calculated in accordance with SFAS 123r of share-based awards to vendors are over and above the stated fair value of the services provided.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 19-             BOARD COMPENSATION

On December 9, 2004, the Company compensated board members with options with an exercise price of $ .50 per share good for five years. No options have been exercised to date. In  accordance with SFAS 123r this share-based compensation is retroactively expensed in the year issued and valued with an econometric model. Options to purchase 279,000 shares were valued at $3.31 per share at the date of issue.

NOTE 20-             LEGAL FEES

The Company has paid legal professionals with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. For the years ending June 30, 2006 and 2005, the following amounts were paid for legal fees.

	June 30	June 30
	2006	2005
Cash and accrued expense	$1,820,015	$211,251
Common Shares	-	59,000
Options	-	3,310,000
Total	$1,820,015	$3,580,251

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 21-             OFFICERS COMPENSATION

In addition to regular monthly salary payments, the Company has paid officers with common shares and equivalents for employment services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. For the years ending June 30, 2006 and 2005, the following amounts were paid for officer's compensation.

	June 30	June 30
	2006	2005
CEO, Ray Brouzes
Salary	$142,102	$-
Common Shares	651,000	135,625
Options	1,270,000	3,310,000
Total	$2,063,102	$3,445,625
Secretary/Treasurer, Samuel Higgins
Salary	$37,172	$-
Options	1,270,000	3,310,000
Total	$1,307,172	$3,310,000
CFO, Benjamin Langford
Salary	$13,000	$-
Total	$13,000	$-
Total Officer's Compensation	$3,383,274	$6,755,625

NOTE 22-             RESEARCH AND DEVELOPMENT

On August 2004, the Company entered into a contract with Adaptive Propulsion Systems, Inc. a subsidiary of Tactronics, Inc. to assist in the engineering, manufacture and marketing of the digital axial vector cam engine technology. In January, 2005 the Company entered into an additional contract with Adaptive to provide similar assistance in developing multiple electricity generator technologies that coordinate with the digital engine technology. The agreements provide no guarantees to either party relief or refund if the technologies developed prove unviable. No common shares or equivalents have been paid in connection with research and development. The Company has elected to expense research and development expense when it is incurred.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 23-             WRITE OFF OF WORTHLESS INVENTORY

Prior to July 1, 2004, the Company deemed the inventory connected with the Aero Marine Engine was deemed worthless in the amount of $266,519.

NOTE 24-             LAWSUIT SETTLEMENTS

On February 3, 2006 and April 28, 2006, we issued 472,340 shares of common stock to International Equity Partners for consideration for the assignment of claims against Robert Fyn and the release of claims against our company brought by certain private lenders in New Zealand. International Equity Partners issued out of its own stock to satisfy a New Zealand court order to compensate these private lenders. Share-based payments were valued at market value ranging from $3.80 to $3.85 per share.

NOTE 25-            IMPAIRMENT OF INTANGIBLE ASSET

In connection with the purchase by the Company of the rights to Transporter, Inc. assets from IEP, a related party, it was deemed by management during the year ending June 30, 2005, that the Transporter, Inc. video technology was unviable and deemed worthless. Therefore, impairment expense of the full purchase price of $3,000,000 was recognized.

NOTE 26-             PROVISION FOR INCOME TAXES

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

At June 30, 2006, deferred tax assets consist of the following:

2006
Deferred tax assets	$2,095,906
Less: valuation allowance	(2,095,906)

Net deferred assets	$-0-

At June 30, 2006, the Company had federal net operating loss carry forwards in the approximate amounts of $8,383,622 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 27-              RELATED PARTY DISCLOSURE

On August 24, 2004, the company entered into an Assignment Agreement with International Partners, S.A. (“IEP”).  Under the Assignment Agreement, the company issued 25 million shares to IEP in exchange for an assignment from IEP of the contractual right to acquire a proprietary secured  video conference software known as the “Transporter” software from Transporter, Inc.  The terms of the  purchase from Transporter, Inc. called for the company to issue one million shares to the owners of Transporter, Inc., Craig Della Penna and Daniel Werner, and to pay Transporter $1 million over the course of two years.  The one million shares called for under the Transporter purchase agreement were issued to Della Penna and Werner on September 9, 2004.

   Subsequently, the company discovered that, unbeknownst to either the company or IEP, Mr. Della Penna and Mr. Werner had thoroughly misrepresented the Transporter software’s capabilities and degree of developmental maturity during the negotiations and discussions leading up to the purchase agreement and that the company would, in all likelihood, be unable to profitably develop the software.  The company sued Transporter, Della Penna, and Werner for rescission of the purchase agreement and for a return of the 1 million shares issued to these individuals.  The company reached a settlement with the duly-appointed bankruptcy trustee for Transporter, Inc. under which the purchase agreement was rescinded, ownership the Transporter software was returned to the bankruptcy estate of Transporter, and the company was released from further responsibility under the purchase contract.  This agreement was approved by the bankruptcy court and became effective on May 22, 2006.

NOTE 28-             COMMITMENTS AND CONTINGENCIES

On August 24, 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics. Adaptive will provide 100% of the capital and labor to build military grade engines based on the Registrant’s Dyna-Cam engine design. Adaptive will pay the Company a 20% gross royalty on all orders of the engines sold to the United States Government. The Company will have the rest of the world military market and all civilian commercial applications, and the Company will pay a five (5%) percent royalty on such orders to Adaptive. For the twelve months ended June 30, 2006 the Company has research and development costs of approximately $2,582,408.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
June 30, 2006 AND 2005

NOTE 28-             COMMITEMENTS AND CONTINGENCIES (CONTINUED)

In May 2005, the Company filed suit against Transporter, Inc and its principals, David Werner and Craig Della Penna. The suit seeks to rescind the August 2004 agreement under which the Company acquired the exclusive rights to certain video-conferencing technology. The Company contends that the principals intentionally misrepresented the status and capabilities of the technology that was acquired under the original agreement. The case is pending litigation. The Company has determined that the technology is worthless, and thus has impaired the asset in its entirety as of June 30, 2006.

In October 2005, the Company entered into a business consulting agreement with Wexler Kronen Capital Associates. Wexler is to provide consulting and promotional services for a period of 12 months. The payment for these services is $7,000 per month, 10,000 shares of restricted stock and 3 warrants. Each warrant is exercisable for 35,000 shares at various exercise prices. One for $4.00, the second for $4.50 and the third for $5.00. The warrants expire October 2007.

In November 2005, the Company entered into a business consulting agreement with Redwood Consultants L.L.C. Redwood is to provide consulting services for a period of 12 months to the Company. As part of this agreement, the Company issued 75,000 restricted shares with an additional 25,000 shares to be issued February 27, 2006 and 100,000 shares issued on May 22, 2006.  All 200,000 were issued at commencement of the agreement and have been recorded as a prepaid asset on a prorata basis. In addition, the company has granted warrants to purchase 250,000 shares at $4.00 per share which expire November 2007.

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

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A material weakness exists as of June 30, 2006, with regard to insufficient personnel in the accounting and financial reporting function due to the size of our company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of June 30, 2006, in controls over closing procedures due to a number of adjustments made at the end of the year period. There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) recognition of expenses in appropriate periods, and (b) the accounting and reporting of capital transactions.

In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Financial Statements. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

Other than indicated above, there were no changes in our internal control over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other information

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Position(s) and Office(s) Held
Dr. Raymond Brouzes	64	Chief Executive Officer, Chief Financial Officer, and Director
Samuel J. Higgins	51	Secretary, Treasurer, and Director
Benjamin Langford	57	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Dr. Raymond Brouzes is our president, chief executive officer and has been one of our directors since January 2005. Dr. Brouzes was invited in 1996 by the National Science and Technology Board of Singapore to create an environmental institute that would be one of the ten institutes funded by the government to spearhead that nation’s highly successful knowledge based economy. His appointment was based on a number of factors including his successful Canadian experience as Director General of the Technology Development Branch of Environment Canada; as Corporate Director for Environmental Affairs with Alcan Aluminium for 10 years and as a senior partner in a venture capital fund. In 2001 following his five year appointment in Singapore, Dr. Brouzes accepted the Presidency of Ultrasound Fluid Technologies, L.L.C. a Texas based start-up firm specializing in ultrasound for cost-effective separation (desalination) of salt from seawater to produce potable water. From May 2004 to August 2005, Dr. Brouzes served as President at Trans Max Industries, Inc., a reporting company that specializes in water production technology and intelligent plasma ignition management systems.

Samuel Higgins has been one of our Directors since January 2005. Since 1995, Mr. Higgins has served as Senior Managing Director of IEP, International Equity Partners, a private equity firm with offices in Mexico, India and the United Arab Emirates. Mr. Higgins also is a director of Trans Max Technologies, Inc. and Magellan Industries, Inc., both reporting companies.

Benjamin Langford is one of our Directors.  Benjamin Langford was formerly our President and resigned from this position on January 6, 2005. Mr. Langford was employed from 1999 to 2000 at Jefferson Smurfit Corporation in their Oregon City Division in the Production Department.  In 2000 until present, Mr. Langford has been President and sole owner of Langford Unlimited, as a business consultant.

Directors

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have three Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Other than the relationship set forth below, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Benjamin Langford is the brother-in-law of Samuel Higgins.

Director or Officer Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, except as provided below, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On September 8, 2005, Trans Max Technologies, Inc. (“Trans Max”), also a reporting company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. BK-S-05-19263. Mr. Samuel J. Higgins, our officer and director, is the sole officer and director of Trans Max, and was so at the time of filing the petition for bankruptcy.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ended June 30, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the fiscal year ended June 30, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the fiscal year ended June 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Dr. Raymond Brouzes, CEO & President	0	1	0
Samuel J. Higgins, Director	0	4	1
Benjamin Langford, Director	0	0	0

Code of Ethics Disclosure

As of June 30, 2006, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

We have begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Dr. Raymond Brouzes	President CEO and Director	2006 2005 2004	142,102 62,500 n/a	0 0 n/a	0 0 n/a	0 1,200,000(1) n/a	0 1,000,000 n/a	0 0 n/a	0 0 n/a
Samuel Higgins	Secretary Treasurer and Director	2006 2005 2004	37,172 60,000 n/a	0 0 n/a	0 0 n/a	108,275(2) 0 n/a	0 1,000,000 n/a	0 0 n/a	0 0 n/a
Benjamin Langford	Director and Former President	2006 2005 2004	13,000 8,545 2,000	1,875 0 0	0 0 0	0 0 0	0 0 150,000	0 0 0	0 0 0
Donald Whitehead	Former Secretary and Director	2006 2005 2004	n/a n/a 500	n/a n/a 0	n/a n/a 0	n/a n/a 0	n/a n/a 75,000	n/a n/a 0	n/a n/a 0
Jeffrey Floyd	Former Treasurer and Director	2006 2005 2004	n/a n/a 500	n/a n/a 0	n/a n/a 0	n/a n/a 0	n/a n/a 54,000	n/a n/a 0	n/a n/a 0
(1)	The dollar value was calculated by multiplying the closing market price of $2.00 on April 15, 2005, the date of the grant, by the 600,000 shares of restricted common stock awarded.
(2)
The dollar value was calculated by multiplying the closing market price of $3.05 on May 3, 2006, the date of the grant, by the 35,500 shares of restricted common stock awarded. These shares were awarded to International Equity Partners, and Mr. Higgins has an indirect beneficial ownership in shares held by International Equity Partners.

Compensation to Directors

We currently compensate Mr. Benjamin Langford $1,000 on a monthly basis for his service as a member of the board of directors. Other than the compensation paid to Mr. Langford, our directors are not compensated for serving on our board of directors.

Summary of Options Grants

We have not granted any stock options to our executive officers during the year ended June 30, 2006. We have not granted any stock options to our executive officers or employees since June 30, 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class(1)
Current Executive Officers & Directors:
Common	Dr. Raymond Brouzes(2) One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon 97204	2,500,000 shares	6.9%
Common	Samuel J. Higgins(3) One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon 97204	19,740,762 shares	54.8%
Common	Benjamin Langford One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon 97204	0 shares	0%
Total of All Current Directors and Officer:		22,240,762 shares	60.1%

(1)
The percentage shown is based on denominator of 35,004,257 shares of common stock issued and outstanding for the company as of June 30, 2006, plus the particular beneficial owner’s right to acquire common stock exercisable within 60 days.

(2)
Included in the calculation of beneficial ownership for Dr. Brouzes are 1,500,000 shares of common stock and options which are exercisable within 60 days to purchase 1,000,000 shares of common stock. These options are immediately exercisable at the price of $1.52 per share and expire on April 14, 2010.

(3)
Included in the calculation of beneficial ownership for Mr. Higgins are options which are exercisable within 60 days to purchase 1,000,000 shares of common stock. These options are immediately exercisable at the price of $1.52 per share and expire on April 14, 2010. Mr. Higgins has an indirect beneficial ownership in 16,590,762 shares held by International Equity Partners S.A.

Mr. Higgins also has an indirect beneficial ownership in 1,000,000 shares held by Higgins Irrevocable Trust with his spouse as trustee. Mr. Higgins has an indirect beneficial ownership in 900,000 shares held by HJS Family Trust for the benefit of Mr. Higgins’ sons. Mr. Higgins has an indirect beneficial ownership as trustee in 250,000 shares held by Bessie Family Trust.  In accordance with Rule 13d-4 of the Exchange Act, Mr. Higgins disclaims beneficial ownership in these shares.

Item 12. Certain Relationships and Related Transactions

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

▪
On March 14, 2006, we agreed to accept the proposal of Samuel J. Higgins to convert $975,000.00 of the debt owed to International Equity Partners by our company for 319,672 shares of restricted common stock at the closing market price on March 14, 2006 of $3.05 per share. Mr. Higgins is an officer and director of our Company and wholly owns International Equity Partners.

▪
During the fiscal year ended June 30, 2006, we issued shares of our common stock to private lenders in satisfaction of debts misrepresented as those of our company. It was discovered that in 2005 specific lenders had lent sums of money to an individual who misrepresented himself as having the authority of our company. The individual borrowed funds and provided lenders a note promising repayment in shares of our common stock if the borrowings were not repaid within a specific period.

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

We issued a total of 472,340 shares of common stock to International Equity Partners in consideration for the release of claims against our company brought by these private lenders in New Zealand and an assignment of any claims we may wish to assert as a result of the private loan transactions.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Axial Vector’s 10-SB Registration Statement.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2006 and 2005 were approximately $22,500 and $19,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Our auditors dis not bill any additional fees for tax related services for the fiscal years ended June 30, 2006 and 2005.

All Other Fees

Our auditors did not bill for any other fees for any other services for the fiscal years ended June 30, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axial Vector Engine Corp.

By:
/s/  Raymond Brouzes
Raymond Brouzes
Chief Executive Officer and
Chief Financial Officer

October 13, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:                                                                                   By:
/s/  Raymond Brouzes                                             /s/  Samuel J. Higgins
Raymond Brouzes                                                           Samuel J. Higgins
Director                                                                             Director