Form 10QSB
period 2006-09-30
AXIAL VECTOR ENGINE CORP
filed 2006-11-14
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-49698

Axial Vector Engine Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	20-3362479
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One World Trade Center 121 S.W. Salmon Street, Portland, Oregon 97204
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,094,096 common shares as of September 29, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheet as of September 30, 2006 (Unaudited) and September 30, 2005 (Restated);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 (Restated) with Cumulative Totals Since Inception (Unaudited);
F-3	Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2006;
F-4	Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 (Restated) with Cumulative Totals Since Inception (Unaudited); and
F-5	Notes to Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND 2005 (Restated)
(Unaudited)

	September 30, 2006	September 30, 2005 (Restated) Note 2
ASSETS
Current Assets:
Cash and cash equivalents	$291,859	$162,015
Deposit	22,670	22,670
Subscription receivable	53,000	-
Prepaid expenses	15,000	22,330

Total Current Assets	382,529	207,015

Property and equipment, net (Note 5)	72,537	39,161

Due from shareholder (Note 13)	10,000

Intangible assets- patents, net (Note 6)	243,324	217,544

TOTAL ASSETS	$708,390	$463,720

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$594,828	$104,866
Payroll tax liabilities	26,971	-
Current portion of note payable (Note 6)	1,245,000	995,000
Contingent share-based payment (Note 7)	-	-
Liability for stock to be issued (Note 8)	393,326	695,362
Share-based fee liability- warrants (Note 9)	2,084,884	6,504,250
Share-based fee liability- options (Note 10)	2,856,220	3,559,128
Share-based compensation liability- options (Note 11)	5,615,400	8,762,780
Accrued interest - shareholder loan (Note 13)	77,297	42,171
Due to related company (Note 12)	301,339	301,339

Total Current Liabilities	13,195,265	20,964,896

Due to shareholder (Note 13)	917,030	387,683

Total Liabilities	14,112,295	21,352,579

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 100,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized 36,094,096 and 34,657,010 shares issued and outstanding (Note 14)	36,094	34,657
Additional paid-in capital	23,239,905	21,998,233
Prepaid share-based fees (Note 15)	(2,306,950)	(2,900,702)
Prepaid share-based compensation (Note 15)	(352,625)	(1,003,625)
Beneficial reduction of share-based liability (Note 16)	13,528,016	-
Deficit accumulated during the development stage	(47,548,345)	(39,017,422)

Total Stockholders' Deficit	(13,403,905)	(20,888,859)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$708,390	$463,720

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Restated)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(Unaudited)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005 (Restated) Note 2	Cumulative Totals December 30, 2002 through September 30, 2006

SALES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Accounting and Auditing	176,875	13,435	274,778
Administration	3,366	9,715	153,304
Advertising, promotion, consulting and travel (Note 17)	486,304	795,412	7,427,115
Beneficial share-based fee (Note 18)	139,272	4,827,272	2,148,760
Board compensation (Note 19)	58,590	142,290	1,330,830
Depreciation (Note 5)	1,480	1,552	48,094
Financing cost - standby equity agreement (Note 2 )	-	760,000	7,320,000
Legal fees (Note 20)	220,596	584,579	5,653,076
Insurance	19,245	2,128	66,110
Interest	802	17,622	134,693
Office expense	21,397	5,463	231,805
Officer's compensation (Note 21)	415,250	1,202,606	11,000,613
Payroll taxes	30,274	6,885	75,318
Rent	6,529	999	87,274
Research and development (Note 22)	112,954	615,851	5,062,522
Salaries and wages-administration	54,752	57,000	485,340
Salaries and wages-engineering	25,000	-	141,712
Impairment of intangible asset	-	-	3,701,347
Total Operating Expenses	1,772,686	9,042,809	45,342,691

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(1,772,686)	(9,042,809)	(45,342,691)

OTHER INCOME (EXPENSE)
Bank interest	-	65	71
Write off worthless inventory	-	-	(266,519)
Refunds	(28,400)	-	(25,813)
Lawsuit settlements	-	-	(1,805,429)
Impairment of property and equipment	-	-	(107,964)
Total Other Income (Expenses)	(28,400)	65	(2,205,654)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,801,086)	(9,042,744)	(47,548,345)

Provision for income taxes (Note 23)	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,801,086)	$(9,042,744)	$(47,548,345)

NET LOSS PER SHARE -BASIC (Note 4)	(.04)	(.26 )

NET LOSS PER FULLY DILUTED SHARES (Note 4 )	$(.04)	$(.23 )

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (Restated)
(Unaudited)

Description	Prepaid Shares & Beneficial Reduction	Common	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders Equity

Balance, June 30, 2006-restated (Note 2)	$9,428,959	$35,004	$20,988,208	$(45,747,259)	$(15,295,088)

Issuance of shares for services		73	566,814		566,887

Reduction in prepaid shares	400,148				400,148

Beneficial reduction in option value outstanding	1,039,334				1,039,334

Issuance of stock for cash	-	1,017	1,674,883		1,675,900

Net loss for the three months ended September 30, 2006				(1,801,086)	(1,801,086)

Balance, September 30, 2006	$10,868,441	$36,094	$23,229,905	$(47,548,345)	$(13,413,905)

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Restated)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(Unaudited)

	2006	2005 (Restated) See Note 2		Cumulative Totals December 30, 2002 through September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,801,086)	$	(9,042,744)	$(47,548,345)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	212,960		4,156,500	9,163,179
Options issued for services	119,500		1,181,654	4,350,300
Options issued as compensation	-		57,000	7,847,510
Warrants issued for services	-		796,500	6,024,218
Depreciation and amortization	1,480		1,552	48,094
Shares issued for lawsuit settlements	-		-	1,805,428
Impairment of property and equipment	-			107,964
Impairment of goodwill and intangibles	-		-	3,701,347
Write-off of inventory	-			266,519
Changes in assets and liabilities
(Increase) in prepaid expenses and other current assets	(28,000)		-	(100,670)
Increase in accounts payable and accrued expenses	714,959		23,077	699,096

Total adjustments	1,020,899		6,216,283	33,912,985

Net cash (used in) operating activities	(780,187)		(2,826,461)	(13,635,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Bank interest	-		65	71
Acquisition of intangible assets	-		(153,794)	(243,324)
Acquisitions of fixed assets	(38,241)		(19,572)	(83,873)

Net cash (used in) investing activities	(38,241)		(173,301)	(327,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	1,675,900		-	6,163,670
Proceeds from standby equity distribution agreement	-		2,150,000	4,000,000
Liability for stock to be issued	(354,252)		610,862	393,326
Conversion of shareholder debt to equity	-		-	975,000
Proceeds from note payable	-		-	1,245,000
Advances from shareholders	136,712		500,000	2,923,826
Payments on shareholder loan	(401,320)		(140,914)	(1,992,797)
Advances (payments to) related company-net	-		(10,000)	301,339
Exercise of stock options	-		44,469	244,981

Net cash provided by financing activities	1,057,040		3,154,417	14,254,345

NET INCREASE IN
CASH AND CASH EQUIVALENTS	238,612		154,655	291,859

CASH AND CASH EQUIVALENTS -
July 1	53,247		7,360	-

CASH AND CASH EQUIVALENTS - September 30	$291,859		$162,015	$291,859

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 1     GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses for the three months ended September 30, 2006 and 2005 and for the period December 30, 2002 to September 30, 2006.

The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales .

This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2     BASIS OF PRESENTATION AND RESTATEMENT

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Dyna-Cam, Aero Marine Engine Corp. All significant inter-company accounts and transactions are eliminated.

These consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented. In addition, the consolidated financial statements for the three months ended September 30, 2005 have been restated to reflect the following changes in accounting principles and changes due to corrections of errors.

RESTATEMENT TO REFLECT CHANGE IN ACCOUNTING PRINCIPLE

Effective for the reporting periods after December 15, 2005, Companies are required to account for issuance of share-based payments in accordance with Statement of Financial Standard No. 123. This statement requires companies to value issuance of common stock, stock options and stock warrants at 'fair value' upon the completion of services rendered. For public companies, this fair value is arrived at by using an 'econometric model' to take into consideration variability of stock price, tax-free interest rate and time-value of money. Common stock issued for compensation or services are valued at the publicly disclosed price at the date of valuation. Compensation expense, Attorney expense, Advertising and Promotion expense have been retroactively adjusted to reflect this valuation principle for three months ended September 30, 2005. In accordance with Standard of Financial Accounting Standards No. 154 the following changes are disclosed below:

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)
NOTE 2     BASIS OF PRESENTATION AND RESTATEMENT (CONTINUED)

Income Statement for the three months ended September 30, 2005:

	As Originally Reported	As Adjusted	Effect of Change
Sales	$-	$-	$-
Cost of goods sold	-	-	-
Compensation	29,062	1,401,896	(1,372,834)
Professional and consulting	227,163	1,358,014	(1,130,851)
Advertising, promotion, consulting, and travel	42,851	5,622,684	(5,579,833)
Rent	999	999	-
Research and development	615,851	615,851	-
General and administrative	96,579	24,191	72,388
Depreciation	1,552	1,552	-
Total Expenses	1,014,057	9,025,187	(8,011,130)
Interest income	65	65	-
Interest expense	(17,622)	(17,622)
Net Income (Loss)	$(1,031,614)	$(9,042,744)	$(8,011,130)
Per Share Basic	(.03)	(.27)	(.24)
Per Share Fully Diluted	(.03)	(.23)	(.20)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 2      BASIS OF PRESENTATION AND RESTATEMENT (CONTINUED)

Balance Sheet
September 30, 2005

	As Originally Reported	As Adjusted	Effect of Change

Assets
Cash	$149,015	$162,015	$13,000
Deposit	22,670	22,670	-
Prepaid expenses	22,330	22,330	-
Total current assets	194,015	207,015	13,000
Property and equipment-net	39,162	39,161	(1)
Intangible assets-net	217,544	217,544	-
Total Assets	$450,721	$463,720	$12,999
Liabilities and Stockholders' Deficit
Accounts payable	$154,492	$104,866	$49,626
Current portion of note payable	1,500,000	995,000	505,000
Liability for stock to be issued	337,095	695,362	(358,267)
Share-based fee liabilities	-	18,826,158	18,826,158)
Accrued interest - shareholder	-	42,171	(42,171)
Due to related company	301,339	301,339	-
Total current liabilities	2,292,926	20,964,896	(18,671,970)
Note payable	1,500,000	-	1,500,000
Due to shareholder	1,740,191	387,683	1,352,508
Total Liabilities	5,528,117	21,352,579	(15,824,462)
Stockholders’ Deficit
Prepaid share-based fee	-	(2,900,702)	2,900,702
Prepaid share-based compensation.	-	(1,003,625)	1,003,625
Common stock	32,728	34,657	(1,929)
Additional paid-in capital	12,766,588	21,998,233	(9,231,645)
Accumulated deficit	(17,876,712)	(39,017,422)	21,140,710
Total Stockholders' Deficit	(5,077,396)	(20,888,859)	15,811,463
Total Liabilities and Stockholders'
Deficit	$450,721	$463,720	$(12,999)

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 2     BASIS OF PRESENTATION AND RESTATEMENT (CONTINUED)

    Subsequent to the audit of financial statements for the year ended June 30, 2006, several omitted material transactions were discovered. On May 5, 2005 in connection with the standby equity finance agreement with Alliance Capital, 2,000,000 warrants, exercise price $4.00 a share for a period of two years were authorized but not issued. This transaction was not recorded on the accounting books or financial statements of the company at June 30, 2006. The cumulative effect is to increase the accumulated deficit of the Company by $7,320,000 at June 30, 2006. In addition, an improper accrual of accounts payable was discovered for the three months ended March 31, 2006 reducing accounts payable by $447,565.

Accumulated Deficit June 30, 2006 original	$(38,874,824)
Cumulated effect of Alliance warrants	$(7,320,000)
Incorrect accounts payable accrual	$447,565
Accumulated deficit June 30, 2006 restated	$(45,747,259)

NOTE 3     ORGANIZATION

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

At the time that the transaction was agreed to, the Company had 20,337,860 common shares issued and outstanding. In contemplation of the transaction with Aero, the Company's two primary shareholders canceled 9,337,860 shares of the Company's common stock held by them, leaving 11,000,000 shares issued and outstanding. As a result of the acquisition of Aero, there were 48,994,923 common shares outstanding, and the former Aero stockholders held approximately 78% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Aero, under the purchase method of accounting, and was treated as a recapitalization with Aero as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the May 30, 2003, acquisition of the Company. The financial statements have been prepared to give retroactive effect to December 30, 2002, the date of inception of Aero, of the reverse acquisition completed on May 30, 2003, and represent the operations of Aero. Consistent with reverse acquisition accounting: (i) all of Aero's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 3     ORGANIZATION (CONTINUED)

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

The Company will require additional capital. Although the current majority stockholders of the Company, as well as an affiliate, have made verbal commitments with no guarantees to continue to fund the development and sales and marketing efforts of the Company, if alternate financing cannot be obtained. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing will require the Company to delay, curtail or scale back some or all of its research and development programs, sales, marketing efforts and manufacturing operations.

On May 19, 2005, the Company announced that it had changed its name to Axial Vector Engine Corporation (“Axial”). Management believes the new name will more accurately describe the Company’s mission. The Company’s stock symbol changed to AXVC.

NOTE 4     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 4     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having an original maturity of three months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being credit worthy. In the ordinary course of business, the Company has bank deposits that may exceed federally insured limits. As of September 30, 2006, the Company was not in excess of the $100,000 insured limit.
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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 4     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the three months ended September 30, 2005 have been reclassified to conform to the presentation of the September 30, 2006 amounts. The reclassifications have no effect on net loss for the three months ended September 30, 2005.

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

Advertising, Promotion, Consulting, and Travel Expenses

The Company’s policy is to expense the costs of advertising, promotion, consulting, and travel expenses as they are incurred. In accordance with SFAS 123r, consulting fees paid with Common Shares or Derivatives such as Options or Warrants are expensed when requisite services have been performed and valued using an econometric model. Advertising expense for the three months ending September 30, 2006 and 2005 was $486,304 and $795,412, respectively.

Research and Development

Research and development costs are expensed as incurred.

Intangible Assets

During the three months ended September 30, 2006, the Company incurred no additional cost in applying and registering of patents. These patents are currently pending. Due to the nature of the patents, the Company anticipates receiving confirmation on their applications in an expedited fashion.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 4     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the costs of Start-up Activities” , the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Share-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company has adopted the enhanced disclosure provisions.

(Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 4      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005 (Restated)

Net (Loss)	$(1,801,086)	$(9,042,744)

Weighted-average common shares
outstanding (Basic)	36,094,046	34,657,010

Weighted-average common stock equivalents:
Stock warrants	2,500,000	2,075,000
Stock options	3,638,000	3,239,939

Weighted-average common shares outstanding (Fully Diluted)	42,232,046	39,971,949

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 4     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 4     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5      PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2006 and 2005.

	2006	2005
Computer	$26,572	$26,572
Equipment and machinery	13,274	13,273
Leasehold Improvements	5,533
Office equipment	38,495	2,723
	83,874	42,568

Less: accumulated depreciation	(11,337)	(3,407)

	$72,537	$39,161

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 5      PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended September 30, 2006 and 2005 was $1,480 and $1,552 respectively.

NOTE 6     CURRENT PORTION OF NOTES PAYABLE

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

NOTE 7     CONTINGENT SHARE-BASED PAYMENT

In addition to the Note Payable above, the Transporter Inc., purchase in August 2004, consisted of the issuance by the Company of 1,000,000 shares to the former shareholders of Transporter, Inc. These shares are guaranteed to have a value of $2.00 per share for a period of 2 years. Because market share value is above $2.00 per share, there is no value placed for this contingent liability as of the reporting dates September 30, 2006 and 2005, but is disclosed for reporting purposes only.

NOTE 8     LIABILITY FOR STOCK TO BE ISSUED

The Company has entered into consulting contracts where the fees paid to the vendor are paid with Company common shares. An expense is recorded when the requisite service has been provided by the consultant in accordance with the consulting agreement. The expense is valued at fair market value of the services provided. At September 30, 2006 and 2005 services were provided and earned but yet to received share payment by the company. In addition, 134,000 shares subscribed to and paid for before September 30, 2006 by private placement were unissued by the the registrar at period end.

	Shares to be issued	Market Value
September 30, 2005	381,259	$695,362
September 30, 2006	169,000	$393,326

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 9     SHARED-BASED FEE LIABILITY- WARRANTS

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

Warrant #	Unexercised # Shares	Exercise Price	Until	Value at September 30, 2006	Value at September 30, 2005
11	2,000,000	4.00	5/2007	$1,600,000	$6,220,000
16-19	50,000	1.75-2.50	3/2010	$117,250	$284,250
12-14	35,001	3.00-5.00	10/2007	$40,134	$-
15	250,000	4.00	11/2007	$327,500	$-
Total				$2,084,884	$6,504,250

NOTE 10     SHARED-BASED FEE LIABILITY- OPTIONS

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

Option #	Price	Until	Unexercised #Shares September 30, 2006	Value September 30, 2006	Unexercised #Shares September 30, 2005	Value September 30, 2005
6	1.52	4/2010	762,000	$1,760,220	2,604,820	$3,559,128
8	3.00	5/2011	10,000	23,000	-	-
12	2.63	4/2011	50,000	117,000	-	-
14	2.00	7/2011	50,000	119,500
13	2.03	6/2011	350,000	836,500	-	-
Total			1,222,000	2,856,220	2,604,820	$3,559,128

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 11     SHARED-BASED COMPENSATION LIABILITY- OPTIONS

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

Title	Option#	Unexercised #Shares	Price	Until	Value at September 30, 2006	Value at September 30, 2005
Board	1-3	279,000.50		12/09	$675,180	$1,065,780
Sec/Treas	4	1,000,000	1.52	4/10	$2,310,000	$3,820,000
CEO	5	1,000,000	1.52	4/10	$2,310,000	$3,820,000
Admin	7,8-11	140,000	2.15-2.63	8/10	$320,220	$57,000
Total					$5,615,400	$8,762,780

NOTE 12     DUE TO RELATED COMPANY

Transmax, Inc., a related party, whose ownership is also a director and officer of the Company, provided office space to the Company at no charge, and funded payroll, moving and other general expenses during the year ended June 30, 2003.  The advances in funding were based on verbal committments with no guarantees of future advances or funding. The amount recorded as due to Transmax Inc. at September 30, 2006 was $301, 339. The Company is disputing this liability at September 30, 2006.

NOTE 13     DUE TO SHAREHOLDERS

Certain shareholders of the Company have advanced funds to the Company to cover cash flow deficiencies. These advances have no stated repayment terms and bear interest at 5% with interest payable annually.

On March 14, 2006, we agreed to accept the proposal of Samuel J. Higgins to convert $975,000.00 of the debt owed to International Equity Partners by our company for 319,672 shares of restricted common stock at the closing market price on March 14, 2006 of $3.05 per

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 13     DUE TO SHAREHOLDERS (CONTINUED)

share. Mr. Higgins is an officer and director of our Company and is the sole owner International Equity Partners.

NOTE 14     COMMON STOCK

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of September 30, 2006, the Company has 36,094,096 shares of common stock issued and outstanding.

For three months ended September 30, 2006, the Company issued 1,016,739 subscribed to by the January 2006 private placement memorandum.

For the three months ended September 30, 2006, the Company issued 123,500 shares for consulting services.

NOTE 15     PREPAID SHARE-BASED FEES AND COMPENSATION

The Company has paid consultants and employees with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. At September 30, 2006 and 2005, the Company has paid consultants and employees in advance of the earning of fees and compensation. The Company has elected to record this as a decrease to shareholder equity.

NOTE 16     BENEFICIAL REDUCTION OF SHARE-BASED LIABILITIES

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

NOTE 17     ADVERTISING, PROMOTION, CONSULTING AND TRAVEL

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 17     ADVERTISING, PROMOTION, CONSULTING AND TRAVEL (CONTINUED)

For the three months ending September 30, 2006 and 2005, the following amounts were paid for advertising, promotion, consulting, and travel:

	September 30, 2006	September 30, 2005
Cash and accrued expense	$178,543	$126,174
Common Shares	307,761	632,738
Options	-	36,500
Warrants	-
Total	$486,304	$795,412

NOTE 18     BENEFICIAL SHARE-BASED FEE EXPENSE

The Company records a beneficial share-based fee expense when the market value as calculated in accordance with SFAS 123r of share-based awards to vendors are over and above the stated fair value of the services provided.

NOTE 19     BOARD COMPENSATION

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

NOTE 20     LEGAL FEES

The Company has paid legal professionals with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. For the three months ending September 30, 2006 and 2005, the following amounts were paid for legal fees.

	September 30 2006	September 30 2005
Cash and accrued expense	$88,696	$191,544
Common Shares	-	-
Options	131,900	393,035
Total	$220,596	$584,579

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 21     OFFICERS COMPENSATION

In addition to regular monthly salary payments, the Company has paid officers with common shares and equivalents for employment services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. For the three months ending September 30, 2006 and 2005, the following amounts were paid for officer's compensation.

	September 30 2006	September 30 2005
CEO, Ray Brouzes
Salary	$37,500	$15,000
Common Shares	162,750	162,750
Options	100,000	510,000
Total	$300,250	$687,750
Secretary/Treasurer, Samuel Higgins
Salary	$15,000	$3,856
Options	100,000	510,000
Total	$115,000	$513,856
CFO, Benjamin Langford
Salary	$-	$1,000
Total	$-	$1,000
Total Officer's Compensation	$415,250	$1,202,606

NOTE 22     RESEARCH AND DEVELOPMENT

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
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 23     PROVISION FOR INCOME TAXES

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

At September 30, 2006, deferred tax assets consist of the following:

2006
Deferred tax assets	$2,095,906
Less: valuation allowance	(2,095,906)

Net deferred assets	$-0-

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 23     PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2006, the Company had federal net operating loss carry forwards in the approximate amounts of $22,501,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 24     COMMITMENTS AND CONTINGENCIES

On August 24, 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics. Adaptive will provide 100% of the capital and labor to build military grade engines based on the Registrant’s Dyna-Cam engine design. Adaptive will pay the Company a 20% gross royalty on all orders of the engines sold to the United States Government. The Company will have the rest of the world military market and all civilian commercial applications, and the Company will pay a five (5%) percent royalty on such orders to Adaptive. For the three months ended September 30, 2006 the Company has research and development costs of approximately $112,954.
In May 2005, the Company filed suit against Transporter, Inc and its principals, David Werner and Craig Della Penna. The suit seeks to rescind the August 2004 agreement under which the Company acquired the exclusive rights to certain video-conferencing technology. The Company contends that the principals intentionally misrepresented the status and capabilities of the technology that was acquired under the original agreement. The case is pending litigation. The Company has determined that the technology is worthless, and thus impaired the asset in its entirety as of June 30, 2006.

In October 2005, the Company entered into a business consulting agreement with Wexler Kronen Capital Associates. Wexler is to provide consulting and promotional services for a period of 12 months. The payment for these services is $7,000 per month, 10,000 shares of restricted stock and 3 warrants. Each warrant is exercisable for 35,000 shares at various exercise prices. - one for $4.00, the second for $4.50 and the third for $5.00. The warrants expire October 2007.

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

Item 2.      Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Recent Developments in Our Business

We are in the business of developing, producing and selling lightweight and energy-efficient engines, power generators and electric motors. We have entered into an agreement with Adaptive Propulsion Systems, LLC (“Adaptive”) to develop our engines, power generators and electric motors. Under the terms of the Agreement, Adaptive agreed to utilize its expertise to develop these products; however, we automatically acquired all rights to any patentable and proprietary technology as well as the know-how that emerges. Adaptive will be obligated to pay us a royalty of 20% of the gross sales to the military licenses it currently holds. Conversely, for all commercial non-military sales, we will pay Adaptive a royalty of 5% of gross sales. The term of this agreement with Adaptive is 20 years unless revised by joint agreement of the parties.

Developments in Our Agreement with Adaptive

Because we decided to develop and utilize the more efficient Axial Flux generator in our GENSET rather than conventional, off-the-shelf generators integrated into our GENSET, Adaptive required an additional sum for these upgraded features. Thus, on December 5, 2005, we entered into a subsequent agreement with Adaptive to pay them $668,160.00 in six monthly instalments of $111,360.00. The first payment was due and paid in February 2006. We eventually paid our March 2006 payment, although not on time. The April 2006 payment was due and not yet paid in full as of June 30, 2006. We have since modified this agreement and we are paying a minimum of $25,000.00 per week. As of September 30, 2006, the balance owed to Adaptive was $233,959.30 of which $163,297.30 is due on our Generator Engineering Support Agreement with Adpative. The additional costs incurred, $ 70,662.00, are from the anticipated costs for off-site performance evaluation, operating costs and other data collection on the GENSET. This includes the setup and decommissioning cost for $28,900, and monthly rental at the testing facility for the generator is $44,000 per month for two months.

Advent of the Axial Vector Workhorse 7.1

We have a number of different prototypes in the design stage in the family of Axial Vector digital engines, but one is completed and in the testing phase. Adaptive has completed the development of the 352 HP prototypical Axial Vector “Workhorse 7.1” engine for our prototypical 200 kW Axial Flux generator.

Developments in Initial Testing

The engine was started (fired-up) and produced power for the first time at a third-party Detroit automotive engineering firm on September 14, 2006. Since then the engine has been fired-up on a number of occasions with operations periodically interrupted for improvements, fine tunings, and repairs to the test cell equipment. We anticipate commencing Beta testing on our prototypical generator initially at the Adaptive facilities in approximately December 2006. Thereafter, we intend to conduct Beta testing at three different global locations with varying climates and elevations commencing for a period of 4,000 hours (5.5 months) to validate the 40,000-hour design of mean-time-between-major overhauls. These latter Beta tests will be carried out with “production” grade engines and generators that incorporate all improvements identified during the testing phase. It is expected that we shall have the production grade engines, generators, electronic control systems and GENSETs ready in the first quarter of 2007.

As part of the Agreement we have with Adaptive, the 352 HP Workhorse 7.1 liter prototypical engine is presently going through a detailed start-up program, performance analyses and endurance testing in well appointed and certified third party dynamometer facilities in Detroit, Michigan. The generator is about to begin independent performance analyses and durability evaluation at a second third-party facility also located in Detroit.

It should be noted at the onset that giving birth to a GENSET is a colossal effort. There are many interlocking and interdependent components and sub-systems whose operations must be perfectly orchestrated to produce the lowest priced electrical power from a 40,000 hour-mean-time-to-major-overhaul internal combustion technology. Testing an engine, its generator and the Generator Set (GENSET) and the sophisticated electronic systems for commercial applications is a serious and complex matter without shortcuts and cannot be hurried. Delays and unexpected surprises are to be expected, and may affect the timeframes indicated for completion. We have already experienced some slippage in our optimistic time-line in the execution of the required testing. The delays have been caused by some minor modifications on our engine, delays in delivery of components by suppliers and some minor difficulties with some of the monitoring equipment that comes with the test cell. In spite of these obstacles, we expect to have a fully functioning engine and generator in time for the International PowerGen show in Orlando at the end of November 2006. However, we may not be able to have the GENSET fully integrated in time for the Orlando show. If not ready in time for that event, it should be ready shortly thereafter. We cannot cut short the testing and evaluation prototocols and procedures which are outlined below.

It should also be noted that the data accumulated from the engine and generator trials will be adequate and sufficient to provide us with the information required to determine with considerable accuracy the energy efficiency of our system and cost per kilowatt hour produced. Cost per kilowatt hour data allows us to begin the sales process of our first commercial products. We anticipate taking orders for units ranging in size from 200 kW to 1 megawatt. A production schedule is being developed in conjunction with our Joint Venture negotiations. Orders taken will require a deposit; military related purchase orders placed with Adaptive shall receive production preference over civilian orders.

Our developmental testing can be broken into five sections, namely:

1.	Subsystem testing
2.	Engine Testing @ an independent third party firm “A” specialized in engines
3.	Generator Testing @ an independent third party firm “B” specializing in generators
4.	Generator Set (GENSET) Testing
5.	Reliability and Homologation Testing

The main testing tasks for each section are identified as follows:

1.	Subsystem testing consists of four main tests:
a)	Injection system testing
b)	Piston-roller / Cam interface
c)	Generator coil resistance tests
d)	Generator magnetic disk tests

2.	Engine Testing at Independent Facility “A”
a)	Overall Engine Operation (such as HP and torque over RPM range)
b)	Fuel System Evaluation
c)	Air System Evaluation
d)	Cylinder Blowby Measurements
e)	Oil Consumption
f)	Heat Rejection
g)	Friction Measurement
h)	Calibration Mapping
i)	Exhaust Emissions

3.	Generator Testing at Independent Facility “B”
a)	No load test

b)	Load test
c)	Speed - Load test
d)	Controls testing
e)	Additional tests to examine critical performance parameters and some critical mechanical parameters for the magnets, axial clearance, coils and gauss generated.
f)	Detailed GENSET testing will further include:
i)	Functionally check, define and develop the operational characteristics of the generator
ii)	Overall heat rate vs. rpm and load
iii)	Vibration spectra for the overall GENSET
iv)	Voltage vs. rpm vs. load for the axial flux generator
v)	Temperature of the magnet at full load
vi)	Efficiency of rectifier vs. temperature vs. load
vii)	Efficiency of inverter vs. temperature vs. load
viii)	Engine temperature at full power and varying rpm
ix)	Vibration spectra for the engine vs. power
x)	Exhaust temperature vs. power
xi)	Cooling system thermostat setting and the resultant effects
xii)	Noise spectra
xiii)	Alignment design

4.	GENSET Testing at Independent Facility “B”
a)	Overall GENSET operation
b)	System calibration
c)	Efficiency
d)	Noise emissions
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

Re-Emergence of the Gasoline Powered Sinusoidal Cam Driven Mechanical Engine

On May 16, 2006, we settled the lawsuit with Dyna-Cam and its principals and reaffirmed our right to the assets we purchased in 2003, including the original design to the Dyna-Cam mechanical engine.

With this legal dispute resolved to our full satisfaction, management has decided to change the name of this engine “Gas-Cam Engine”. Furthermore, and more importantly, management has decided to upgrade and market the Gas-Cam Engine in the near future - probably early 2007. Based on the engineering and scientific understanding gained during the developmental work in the Axial Vector digital engine, problems hindering the former Dyna-Cam mechanical engine became increasingly evident. To validate our plans for the commercialization of this gasoline engine, we decided in conjunction with Adaptive to revitalize the original gasoline engine for possible production.

An unmodified engine was place in a dynamometer at Tech Services in Indiana where it was run for some 36 hours. The peak corrected power of 191HP was reached at an engine RPM of about 1850. Corrected power falls off as the RPM is increased beyond 1900. Maximum corrected torque of 600 Lb-Ft was achieved at an engine RPM of about 1500. A relatively flat corrected torque values between 545 and 535 Lb-Ft is indicated between 1675 and 1900 RPM of the engine.

During the trials at Tech Services, Adaptive engineers were able to identify relatively simple corrective measures that held back a wider consumer acceptance of the engine. The engineers concluded that by improving the fuel injection system to provide a proper air-fuel ratio would solve many of the problems witnessed over the years such as overheating, vibration, and variable compression in the cylinders. A problem with lubrication was identified during the trials and again a simple solution was identified to redress this problem and solved. The Adaptive engineers are confident that improving the fuel distribution to each cylinder will substantially improve the engine performance and possibly boost it to 650 Lb-Ft and around 205 HP.

With the resolution of these former problems, we expect the Gas-Cam Engine to enter into production since it has a very respectable weight to HP/torque ratio, though less so than our Axial Vector digital engine. The Gas-Cam Engine will have an interesting market niche where gasoline is not viewed as negative and where less electronic sophistication is not a concern or requirement. The Gas-Cam Engine is also linearly scalable. This will allow us to manufacture and meet any engine size that might be required for industry and consumer applications.

We have begun to search out potential partners and/or licenses for the manufacturing, commercialization, distribution and service of this lightweight and remarkable performance engine primarily for nautical and aeronautical applications.

Developments in Beta Testing

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

On July 21, 2006, we entered into an agreement titled Beta Test site Agreement with Dynamic Engines Limited, a New Zealand company (“DEL”). Under the agreement, DEL will provide its facility in New Zealand as a Beta test site for our Axial Flux generator product. For a test period of least three months, DEL will operate one of our Axial Flux electrical power generators at its facility under the supervision of a joint Work Group consisting of personnel from both Axial Vector and DEL. During the testing period, DEL will be responsible for fueling the test generator and will receive the benefit of the electrical power generated.

In both Beta testing sites described above, we will be responsible for delivering and installing the Axial Flux Generator and for the cost of removing the test generator and returning it to the lab for analysis. We will also be responsible for training personnel in basic operation of the Axial Flux Generator. Ternor and DEL will be required to obtain any necessary government permits or licenses for operation of the generator and will be responsible for routine maintenance during the testing period. We do not expect to have the new production grade GENSET ready for Beta trials before the first quarter of 2007.

Developments in Licenses

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

The parties have extended the anticipated closing date of a definitive agreement to July 2006 in order to provide the senior managers from KOEL with an opportunity to conduct additional due diligence at Beta test sites where further product testing will be ongoing. This date was extended by written agreement of the parties to allow further negotiations of the terms of the license. Pursuant to the terms of the MOU, KOEL placed $1,000,000 into a segregated account which it controls and we have granted them a right of first refusal with respect to the right to utilize our technology for non−automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications should the parties fail to executive a definitive agreement. We have been in ongoing discussions with KOEL as to the terms of a license for manufacture and sales. KOEL recently visited with us in Detroit, Michigan and their representatives were able to see the Workhorse 7.1 at the independent testing lab. We expect further discussions with them as test results become available in the next few weeks.

Developments in Joint Ventures

On April 3, 2006, we entered into an agreement titled Joint Venture Agreement with Wiser of Ras Al Khaimah, a United Arab Emirates entity (“Wiser”), pursuant to which we have agreed to form with Wiser a joint venture entity named Wiser AVEC Power Corporation (“Wiser-AVEC”) to carry out the operations of a joint venture. Under the Joint Venture Agreement, we are to own forty-nine percent and Wiser fifty-one percent of the capital stock of Wiser-AVEC. Under the Joint Venture Agreement, and as consideration for the respective shares of the capital stock of Wiser-AVEC, we are to provide cash contributions of 73,500 UAE Dirhams (approximately US$20,013 ) and Wiser 76,500 UAE Dirhams (approximately US$20,830 to finance Wiser-AVEC’s operations. Distributions of profits will be made, subject to an appropriate amount held in retention for Wiser-AVEC, on the basis of 51% to Wiser and 49% to us.

The purpose of Wiser-AVEC is to engage in the distribution of Axial Vector engines, Axial Flux Generators, and Axial Vector engine hydraulic and pneumatic pumps for non-military commercial applications in the countries of the Gulf Cooperation Council. These countries include Saudi Arabia, Kuwait, Bahrain, Qatar, the United Arab Emirates, and the Sultanate of Oman.

On September 22, 2006, we notified Wiser that they are in material breach of the Joint Venture Agreement and explained our intent to cancel the agreement. The breach consisted of failure to provide the funding and in failing to proceed with their obligations under the agreement. No capital contributions were ever made under the Joint Venture Agreement by either party nor were any shares issued by our company. We are treating the agreement as terminated pursuant to the notice of September 22, 2006.

Developments in Distribution Agreements

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

Summary of Product Research and Development Expenditures

We incurred research and development expenditures, which included administrative and engineering salaries and wages, in the amount of $112,954 for the three months ended September 30, 2006, compared to $615,851 in research and development expenditures, which included administrative salaries and wages, for the three months ended September 30, 2005. These expenditures were paid to Adaptive to conduct research and development for a family of generators that utilize our Axial Vector engine.

The generator will be developed in varying kilowatt outputs for different markets. We will continue development of our GENSET, which involves the marrying of one or more of the generators to the engine. Research and development will continue on both of our engine types, the Axial Vector digital engine and the Gas-Cam Engine. Our generator will also work as a motor for various applications and we will continue to develop it for use in different applications both as a stand alone motor or in conjunction with our digital engine.

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

On July 1, 2006, we entered into an Independent Consulting Agreement for an Interim Controller to assist our company with internal accounting matters. We agreed to compensate the Interim Controller $150 per hour of services rendered with a $10,000 retainer due at signing the agreement, along with fully vested options to purchase 50,000 shares of our common stock exercisable at $2.00 per share.

On August 2, 2006, we entered into an Agreement to Chair Advisory Council with Dr. John F. Walter to provide strategic advice in all aspects of our business activity, including the development and commercialization of our products and advice about our operations. Under the agreement, Dr. Walter will work closely with our CEO to further our business development and assist in selecting the other two members of our Advisory Council, among other responsibilities. In addition to his monthly stipend, we agreed to compensate Dr. Walter 50,000 shares of our restricted stock annually, to be issued 25,000 shares every six months, for his services on the Advisory Council.

In addition to that mentioned above, during the current reporting period, we have entered into a number of consulting agreements to assist management with marketing, corporate strategy, operations, website development, technical expertise, and capital structuring. We believe that consulting relationships are invaluable to our company’s progress. We acquire these needed services in exchange for cash, stock and warrants in our company.

Results of Operations for the three months ended September 30, 2006 and 2005

We did not earn any revenue during the three months ended September 30, 2006 or 2005 and have not earned any revenue since our inception. We do not anticipate earning any revenue until we have completed testing and development of our engines and generators and commenced the manufacturing of these products for military and commercial use.

We incurred total operating expenses in the amount of $1,772,686 for the three months ended September 30, 2006, compared to total operating expenses of $9,042,809 for the three months ended September 30, 2005. Our operating expenses for the three month period ended September 30, 2006 were primarily attributable to the following:

1.	advertising, promotion, consulting and travel expenses in the amount of $486,304;
2.	compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $445,524;
3.	legal fees in the form of cash, accrued expenses and options valued at $220,596;
4.	accounting and auditing expenses in the amount of $176,875;
5.	beneficial share-based fee expenses for stock awards to vendors that are over and above the stated fair value of services provided valued at $139,272; and
6.	research and developments costs of $112,954 as noted above.

Comparatively, our operating expenses for the three month period ended September 30, 2005 were primarily attributable to the following:

1.	beneficial share-based fee expenses for stock awards to venders that are over and above the stated fair value of services provided in the amount of $4,827,272;
2.	compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $1,209,491;
3.	advertising, promotion, consulting and travel expenses in the amount of $795,412;
4.	financing our Standby Equity Agreement in the amount of $760,000;
5.	research and development costs of $615,851 as noted above;
6.	legal fees in the form of cash, accrued expenses and options valued at $584,579; and
7.	compensating our board of directors with options valued at $142,290.

During the three months ended September 30, 2006, we reported other expenses in the amount of (28,400) compared to reporting other income in the amount of $65 for the same reporting period in the prior year.

Net loss for the three months ended September 30, 2006 was $1,801,086, compared to net loss of $9,042,744 for the three months ended September 30, 2005. The decrease in our net loss was primarily attributable to lower operating expenses during the reporting period.

Our loss per common share (fully diluted) for the three months ended September 30, 2006 was $0.04, compared to a loss per common share (fully diluted) of $0.23 for the three months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $382,529 and total assets in the amount of $708,390. Our total current liabilities as of September 30, 2006 were $13,195,265. As a result, on September 30, 2006, we had working capital deficit of $12,468,875.

Our total current assets primarily consist of $291,859 in cash and cash equivalents and $53,000 in subscription receivable from the sale of our common stock. Our total current liabilities primarily consist of $10,556,504 in unexercised options and warrants in connection with compensation and consulting contracts recorded as liabilities, $1,245,000 in notes payable ($250,000 of which is due in one year and carries a stated interest rate of two percent and $995,000 of which is the subject of litigation in our ongoing dispute with Transporter, Inc.), $594,828 in accounts payable and accrued expenses, and $393,326 in unissued common shares for services rendered.

We recently raised $1,675,900 in the sale of our common stock. Although we have not exhausted these funds, we do not believe this money will carry us through the next 12 months. In fact, our present capital resources are expected to last for only 3 to 4 months based on the balance due to Adaptive and payments associated with the relocation of our offices. Therefore, we will need additional financing in order to sustain our business operations including development and testing of our engines and generators. There can be no assurance that any new capital would be available or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing will require us to delay, curtail or scale back some or all of our research and development programs, sales, marketing efforts and possible future manufacturing operations.

Cash Flows from Operating Activities

Operating activities used $780,187 in cash for the three months ended September 30, 2006. Our net loss of $1,801,086 was the primary component of our negative operating cash flow.

In the next twelve months, we hope to develop a cash flow stream from licensing our Axial Vector engine and GENSET for a wide variety of applications. We are currently still in the testing phase, however, and have yet to produce any successful manufactured products. Our plan is to commence manufacturing at Adaptive’s facilities in December 2006. Prior to any commencement in manufacturing, however, we must first raise additional funds to finance our operations.

Cash Flows from Investing Activities

Investing activities during the three months ended September 30, 2006 used $38,241 wholly related to the acquisition of fixed assets.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the three months ended September 30, 2006 was $1,057,040. We received $1,675,900 as proceeds from the sale of stock and $136,712 as a result of advances from shareholders during the three months ended September 30, 2006. We paid $401,320 on shareholder loans and $354,252 in commissions in the sale of stock.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We incurred net losses for the three months ended September 30, 2006 and 2005 and for the period December 30, 2002 to September 30, 2006. We are currently in the development stage, and there is no guarantee whether we will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about our ability to continue as a going concern. Management believes that our capital requirements will depend on many factors including the success of our product development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “ Accounting for Share-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions.

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

In connection with the preparation of our consolidated financial statements for the period ended March 31, 2006 and the year ended June 30, 2006, due to resource constraints, a material weakness became evident. A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weakness for the period ended March 31, 2006 and the year ended June 30, 2006 concerned insufficient personnel in the accounting and financial reporting function due to the size of our company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness existed as of March 31, 2006 and June 30, 2006, in controls over closing procedures due to a number of adjustments made at the end of those periods. There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) recognition of expenses in appropriate periods, and (b) the accounting and reporting of capital transactions.

During the period ended September 30, 2006, we have aggressively recruited experienced professionals to address personnel inadequacies and the resulting deficiencies in the analysis and reconciliation of general ledger accounts in our financial reporting. In connection these measures, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended June 30, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

On July 1, 2006, we issued options to purchase 50,000 shares of our common stock under our Stock Option Plan, exercisable at $2.00 per share to a consultant in exchange for services rendered. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

On July 26, 2006, we entered into a Consulting Agreement with Lucci Financial Group, LLC. Under the Consulting Agreement, we agreed to issue 30,000 shares of our common stock within 10 days of signing the agreement. Further under the Consulting Agreement, we agreed to include the consultant’s 30,000 shares of common stock in any registration statement should we make a public offering of securities within two years. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On July 31, 2006, we entered into a Consulting and Development Agreement with San Diego Media, Inc. Under the Consulting and Development Agreement, we agreed to pay $10,000 and issue 50,000 shares of our common stock immediately upon signing the agreement. We further agreed to register the shares using Form S-8 as soon as legally possible. These shares are to be issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

On August 2, 2006, we entered into an Agreement to Chair Advisory Council with Dr. John F. Walter. Under the Agreement, we agreed to issue 25,000 shares of our common stock immediately upon signing the agreement. We further agreed to compensate Dr. Walter 25,000 shares of our common stock every six months thereafter. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On August 8, 2006, we entered into a Media and Internet Consulting Contract with Brian Kent. Under the Media and Internet Consulting Contract, we agreed to issue 14,000 shares of our common stock as consideration for consulting services. We further agreed to register the shares within 14 days of being able to do so including having complete filings with the Securities and Exchange Commission. These shares are to be issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

From July 2006 to September 2006, we issued 837,950 shares of our common stock in connection with a private equity offering of our common stock at $2.00 per share, for an aggregate of $1,675,900 in proceeds. A total of 26,500 shares of our common stock were issued as commissions in the offering. These securities were issued pursuant to Rule 506 of Regulation D. We did not engage in any general solicitation or advertising.

Subsequent to the reporting period, in October 2006, we issued 134,000 shares of our common stock in connection with a private equity offering of our common stock at $2.00 per share, for an aggregate of $268,000 in proceeds. These securities were issued pursuant to Rule 506 of Regulation D. We did not engage in any general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

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

Axial Vector Engine Corporation

Date:	November 14, 2006

By: /s/ Dr. Raymond Brouzes Dr. Raymond Brouzes Title: Chief Executive Officer and Director