Form 10QSB
period 2006-12-31
AXIAL VECTOR ENGINE CORP
filed 2007-02-14
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,322,596 common shares as of January 23, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 (Restated) (Unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended December 31, 2006 and 2005 (Restated) with Cumulative Totals Since Inception (Unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended December 31, 2006 (Restated) (Unaudited);
F-4	Consolidated Statements of Cash Flows for the three and six months ended December 31, 2006 and 2005 (Restated) with Cumulative Totals Since Inception (Unaudited);
F-5	Notes to Consolidated Financial Statements December 31, 2006 and 2005 (Unaudited).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005 (Restated)
(Unaudited)

	December 31, 2006	December 31, 2005 (Restated) Note 2
ASSETS
Current Assets:
Cash and cash equivalents	$27,189	$44,526
Deposit	22,670	22,670
Due from employee	1,000	-
Prepaid expenses	15,000	27,330

Total Current Assets	65,859	94,526

Property and equipment, net (Note 5)	148,880	37,079

Due from shareholder	10,000	-

Intangible assets- patents, net	243,838	243,324

TOTAL ASSETS	$468,577	$374,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$952,947	$655,293
Payroll tax liabilities	39,079	11,823
Current portion of note payable (Note 6)	1,253,795	995,000
Contingent share-based payment (Note 7)	-	-
Liability for stock to be issued (Note 8)	340,327	710,361
Share-based fee liability- warrants (Note 9)	2,084,884	5,132,486
Share-based fee liability- options (Note 10)	2,856,220	2,710,370
Share-based compensation liability- options (Note 11)	5,615,400	6,698,480
Accrued interest - shareholder loan (Note 13)	89,242	53,699
Due to related company (Note 12)	301,339	301,339

Total Current Liabilities	13,533,233	17,268,851

Note Payable (Note 14)	47,604	-
Due to shareholder (Note 13)	948,814	1,714,222

Total Long - Term Liabilities	996,418	1,714,222

Total Liabilities	14,529,651	18,983,073

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 100,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
36,322,596 and 33,713,166 shares issued and outstanding (Note 15)	36,323	33,713
Additional paid-in capital	23,522,177	17,011,211
Prepaid share-based fees (Note 16)	(2,069,553)	(3,019,138)
Prepaid share-based compensation (Note 16)	(189,875)	(840,875)
Beneficial reduction of share-based liability (Note 17)	13,528,016	4,898,109
Deficit accumulated during the development stage	(48,888,162)	(36,691,164)

Total Stockholders' Deficit	(14,061,074)	(18,608,144)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$468,577	$374,929

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005 (Restated)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(Unaudited)

	For the Three Months Ended December 31, 2006	For the Six Months Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Six Months Ended December 31, 2005	Cumulative Totals December 30, 2002 through December 31, 2006

SALES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Accounting and auditing	45,763	222,638	4,942	18,378	320,541
Administration	(103)	2,684	296	2,985	153,201
Advertising, promotion, consulting and travel (Note 18)	324,624	801,358	1,051,806	1,851,807	7,751,739
Beneficial share-based fee (Note 19)	139,272	278,544	(4,548,728)	278,544	2,288,032
Board compensation (Note 20)		58,590	-	142,290	1,330,830
Depreciation (Note 5)	4,616	6,096	-	1,552	52,710
Financing cost - standby equity agreement (Note 2 )	-	-	-	-	7,320,000
Legal fees (Note 21)	357,753	588,099	191,877	782,105	6,010,829
Insurance	16,979	36,223	9,873	12,001	83,089
Interest	15,399	16,201	-	777,622	150,092
Office expense	47,950	69,749	56,329	58,577	279,758
Officers’ compensation (Note 22)	202,750	618,000	234,750	1,437,356	11,203,363
Payroll taxes	5,973	36,246	11,344	18,230	81,288
Rent	5,425	11,954	6,466	7,465	92,699
Research and development (Note 23)	125,442	238,395	624,000	1,239,851	5,187,964
Salaries and wages-administration	26,471	81,223	7,567	64,567	511,811
Salaries and wages-engineering	25,000	50,000	25,812	25,812	166,712
Impairment of intangible asset	-	-	-	-	3,701,347
Total Operating Expenses	1,343,314	3,116,000	(2,323,666)	6,719,142	46,686,005

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(1,343,314)	(3,116,000)	2,323,666	(6,719,142)	(46,686,005)

OTHER INCOME (EXPENSE)
Bank interest	-	-	5	71	71
Write off of worthless inventory	-	-	-	-	(266,519)
Refunds	3,497	(24,903)	2,587	2,587	(22,316)
Lawsuit settlements	-	-	-	-	(1,805,429)
Impairment of property and equipment	-	-	-	-	(107,964)
Total Other Income (Expense)	3,497	(24,903)	2,592	2,658	(2,202,157)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,339,817)	(3,140,903)	2,326,258	(6,716,484)	(48,888,162)

Provision for income taxes (Note 24)	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,339,817)	$(3,140,903)	$2,326,258	$(6,716,484)	$(48,888,162)

NET LOSS PER SHARE -BASIC (Note 4)	$(.04)	$(.09)	$(.07)	$(.19)

NET LOSS PER FULLY DILUTED SHARES (Note 4 )	$(.03)	$(.07)	$(.06)	$(.16)

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 (Restated)
(Unaudited)

Description	Prepaid Shares & Beneficial Reduction Common		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

Balance, June 30, 2006-restated (Note 2)	$9,428,959	$35,004	$20,988,208	$(45,747,259)	$(15,295,088)

Issuance of shares for services		73	566,814		566,887

Reduction in prepaid shares	400,148				400,148

Beneficial reduction in option value outstanding	1,039,334				1,039,334

Issuance of stock for cash	-	1,017	1,674,883		1,675,900

Net loss for the three months ended September 30, 2006				(1,801,086)	(1,801,086)

Balance, September 30, 2006	$10,868,441	$36,094	$23,229,905	$(47,548,345)	$(13,413,905)

Issuance of stock for cash	-	179	192,322		192,500

Issuance of shares for services		50	99,950		100,000

Reduction in prepaid shares	400,148				400,148

Net loss for the three months ended December 31, 2006				(1,339,817)	(1,339,817)

Balance, December 31, 2006	$11,268,589	$36,323	$23,522,177	$(48,888,162)	$(14,061,074)

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005 (Restated)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(Unaudited)

	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006	Three Months Ended December 31, 2005 (Restated)	Six Months Ended December 31, 2005 (Restated) See Note 2		Cumulative Totals December 30, 2002 through December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,339,817)	$(3,140,903)	$2,326,258	$	(6,716,484)	$(48,888,162)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	490,148	703,108	(45,544)		5,896,694	9,653,327
Options issued for services	-	119,500	(848,757)		(470,337)	4,350,300
Options issued as compensation	-	-	(2,064,300)		(845,010)	7,847,510
Warrants issued for services	-	-	(1,371,764)		(575,264)	6,024,218
Depreciation and amortization	4,616	6,096	2,082		3,634	52,710
Shares issued for lawsuit settlements	-	-	-		-	1,805,428
Impairment of property and equipment	0 -	0 -	0 -		0	107,964
Impairment of goodwill and intangibles	--	0-	0-		-	3,701,347
Write-off of inventory	-	-	-		0-	266,519
Changes in assets and liabilities
(Increase) in prepaid expenses and other current assets	52,000	24,000	(5,000)		(5,000)	(48,670)
Increase in accounts payable and accrued expenses	382,173	1,096,932	573,776		589,397	1,081,269

Total adjustments	928,937	1,949,636	(3,759,507)		4,594,114	34,841,922

Net cash (used in) operating activities	(410,880)	(1,191,267)	(1,433,248)		(2,122,371)	(14,046,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Bank interest	-	-	-		-	71
Acquisition of intangible assets	(515)	(515)	(25,780)		(179,574)	(243,849)
Acquisitions of fixed assets	(80,960)	(119,001)	-		(19,572)	(164,833)

Net cash (used in) investing activities	(81,475)	(119,516)	(25,780)		(199,146)	(408,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	192,500	1,868,400	-		-	6,356,170
Proceeds from standby equity distribution agreement	-	-	-		-	4,000,000
Liability for stock to be issued	(53,000)	(407,252)	15,000		625,862	340,326
Conversion of shareholder debt to equity	-	-	-		-	975,000
Proceeds from note payable	56,400	56,400	-		-	1,301,400
Advances from shareholders	50,000	186,712	1,626,539		2,042,820	2,973,826
Payments on shareholder loan	(18,215)	(419,535)	(300,000)		(300,000)	(2,011,012)
Advances (payments to) related company-net	-	-	-		(10,000)	301,339
Exercise of stock options	-	-	-		-	244,981

Net cash provided by financing activities	227,685	1,284,725	1,341,539		2,358,682	14,482,030

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(264,670)	(26,058)	(117,489)		37,166	27,189

CASH AND CASH EQUIVALENTS -
Beginning of period	291,859	53,247	162,015		7,360	-

CASH AND CASH EQUIVALENTS - December 31	$27,189	$27,189	$44,526		$44,526	$27,189

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 1.                GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses for the three months ended December 31, 2006 and 2005 and for the period December 30, 2002 to December 31, 2006.

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

NOTE 2.                 BASIS OF PRESENTATION AND RESTATEMENT

Theconsolidated financial statements include the accounts of the Company and its wholly owned subsidiary
Dyna-Cam, Aero Marine Engine Corp. All significant inter-company accounts and transactions are eliminated.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 2.                BASIS OF PRESENTATION AND RESTATEMENT (CONTINUED)

Income Statement for the three months ended December 31, 2005:

	As Originally Reported	As Adjusted	Effect of Change
Sales	$-	$-	$-
Cost of goods sold	-	-	-
Compensation	78,958	234,750	155,792
Professional and consulting	431,716	(3,376,074)	(3,807,790)
Advertising and promotions	73,588	75,972	2,384
Rent	7,369	6,466	(903)
Research and development	1,023,360	624,000	(399,360)
General and administrative	173,934	108,634	(65,300)
Depreciation	2,082	-	(2,082)
Total Expenses	1,791,007	(2,326,252)	(4,117,259)
Interest income	6	6	-
Interest expense	(13,829)	-	13,829
Net income (loss)	$(1,804,830)	$2,326,258	$4,131,088
Per Share Basic	(.05)	.07	.12
Per Share Fully Diluted	(.05)	.07	.12

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 2.                  BASIS OF PRESENTATION AND RESTATEMENT (CONTINUED)

Balance Sheet
December 31, 2005

	As Originally Reported	As Adjusted	Effect of Change

Assets
Cash	$43,846	$44,526	$680
Deposit	22,670	22,670	-
Prepaid expenses	455,871	27,330	(428,541)
Total current assets	522,387	94,526	(427,861)
Property and equipment-net	37,080	37,079	(1)
Intangible assets-net	243,324	243,324	-
Total Assets	$802,791	$374,929	$(427,862)
Liabilities and Stockholders' Deficit
Accounts payable	$721,237	$667,115	$54,122
Current portion of note payable	2,995,000	995,000	(2,000,000)
Liability for stock to be issued	283,845	710,362	426,517
Share-based fee liabilities	-	14,541,336	14,541,336
Accrued interest - shareholder	-	53,699	53,699
Due to related company	301,339	301,339	-
Total current liabilities	4,301,421	17,268,851	12,967,430
Note payable	-	-	-
Due to shareholder	1,214,222	1,714,222	500,000
Total Liabilities	5,515,643	18,983,073	13,467,430
Stockholders’ Deficit
Prepaid share-based fee	-	(3,019,138)	(3,019,138)
Prepaid share-based compensation.	-	(840,875)	(840,875)
Common stock	33,713	33,713	-
Additional paid-in capital	15,532,678	17,011,211	1,478,533
Beneficial Reduction of Share Based Liability	-	4,898,109	4,898,109
Accumulated deficit	(20,279,243)	(36,691,164)	(16,411,921)
Total Stockholders' Deficit	(4,712,852)	(18,608,144)	(13,895,292)
Total Liabilities and Stockholders'
Deficit	$802,791	$374,929	$(427,862)

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 2.                BASIS OF PRESENTATION AND RESTATEMENT (CONTINUED)

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

NOTE 3.                ORGANIZATION

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

At the time that the transaction was agreed to, the Company had 20,337,860 common shares issued and outstanding. In contemplation of the transaction with Aero, the Company's two primary shareholders canceled 9,337,860 shares of the Company's common stock held by them, leaving 11,000,000 shares issued and outstanding. As a result of the acquisition of Aero, there were 48,994,923 common shares outstanding, and the former Aero stockholders held approximately 78% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Aero, under the purchase method of accounting, and was treated as a recapitalization with Aero as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the May 30, 2003, acquisition of the Company. The financial statements have been prepared to give retroactive effect to December 30, 2002, the date of inception of Aero, of the reverse acquisition completed on May 30, 2003, and represent the operations of Aero. Consistent with reverse acquisition accounting: (i) all of Aero's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 3.                ORGANIZATION (CONTINUED)

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

NOTE 4.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 4.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having an original maturity of three months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being credit worthy. In the ordinary course of business, the Company has bank deposits that may exceed federally insured limits. As of December 31, 2006, the Company was not in excess of the $100,000 insured limit.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 4.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the three months ended December 31, 2005 have been reclassified to conform to the presentation of the December 31, 2006 amounts. The reclassifications have no effect on net loss for the three months ended December 31, 2005.

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

Advertising, Promotion, Consulting, and Travel Expenses

The Company’s policy is to expense the costs of advertising, promotion, consulting, and travel expenses as they are incurred. In accordance with SFAS 123r, consulting fees paid with Common Shares or Derivatives such as Options or Warrants are expensed when requisite services have been performed and valued using an econometric model. Advertising expense for the three months ending December 31, 2006 and 2005 was $324,624 and $73,588, respectively.

Research and Development

Research and development costs are expensed as incurred.

Intangible Assets

During the three months ended December 31, 2006, the Company incurred $515 in additional cost in applying and registering of patents. These patents are currently pending. Due to the nature of the patents, the Company anticipates receiving confirmation on their applications in an expedited fashion.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 4.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 4.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005 (Restated)

Net (loss)	$(1,801,086)	$2,326,259

Weighted-average common shares
outstanding (Basic)	36,094,046	34,657,010

Weighted-average common stock
equivalents:
Stock warrants	2,500,000	2,075,000
Stock options	3,638,000	3,239,939

Weighted-average common shares
outstanding (Fully Diluted)	42,232,046	39,971,949

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 4.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 4.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5.                PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006 and 2005:

	2006	2005
Computer	$41,837	$26,570
Equipment and machinery	13,274	13,274
Leasehold Improvements	5,533
Office equipment	104,189	2,724
	164,831	42,568

Less: accumulated depreciation	(15,592)	(5,489)

Total Property and Equipment	$148,880	$37,079

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 5.                PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended December 31, 2006 and 2005 was $4,616 and $2,082 respectively.

NOTE 6.               CURRENT PORTION OF NOTES PAYABLE

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

NOTE 7.                CONTINGENT SHARE-BASED PAYMENT

In addition to the Note Payable above, the Transporter Inc., purchase in August 2004, consisted of the issuance by the Company of 1,000,000 shares to the former shareholders of Transporter, Inc. These shares are guaranteed to have a value of $2.00 per share for a period of 2 years. Because market share value is below $2.00 per share, there is no value placed for this contingent liability as of the reporting dates December 31, 2006 and 2005, but is disclosed for reporting purposes only.

NOTE 8.            LIABILITY FOR STOCK TO BE ISSUED

The Company has entered into consulting contracts where the fees paid to the vendor are paid with Company common shares. An expense is recorded when the requisite service has been provided by the consultant in accordance with the consulting agreement. The expense is valued at fair market value of the services provided. At December 31, 2006 and 2005 services were provided and earned but yet to receive share payment by the company.

	Shares to be issued	Market Value
December 31, 2005	710,362	$695,362
December 31, 2006	340,327	$393,326

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 9.                SHARED-BASED FEE LIABILITY- WARRANTS

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

Warrant #	Unexercised # Shares	Exercise Price	Until	Value at December 31, 2006	Value at December 31, 2005
11	2,000,000	4.00	5/2007	$1,600,000	$6,220,000
16-19	50,000	1.75-2.50	3/2010	$117,250	$284,250
12-14	35,001	3.00-5.00	10/2007	$40,134	$-
15	250,000	4.00	11/2007	$327,500	$-
Total				$2,084,884	$6,504,250

NOTE 10.             SHARED-BASED FEE LIABILITY- OPTIONS

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

Option			Unexercised # Shares December 31,	Value December 31,	Unexercised # Shares December 31,	Value December 31,
#	Price	Until	2006	2006	2005	2005
6	1.52	4/2010	762,000	$1,760,220	2,604,820	$3,559,128
8	3.00	5/2011	10,000	23,000	-	-
12	2.63	4/2011	50,000	117,000	-	-
14	2.00	7/2011	50,000	119,500
13	2.03	6/2011	350,000	836,500	-	-
Total			1,222,000	2,856,220	2,604,820	$3,559,128

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 11.             SHARED-BASED COMPENSATION LIABILITY- OPTIONS

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

Title	Option#	Unexercised #Shares	Price	Until	Value at December 31, 2006	Value at December 31, 2005
Board	1-3	279,000.50		12/09	$675,180	$1,065,780
Sec/Treas	4	1,000,000	1.52	4/10	$2,310,000	$3,820,000
CEO	5	1,000,000	1.52	4/10	$2,310,000	$3,820,000
Admin	7,8-11	140,000	2.15-2.63	8/10	$320,220	$57,000
Total					$5,615,400	$8,762,780

NOTE 12.              DUE TO RELATED COMPANY

Transmax, Inc., a related party, whose ownership is also a director and officer of the Company, provided office space to the Company at no charge, and funded payroll, moving and other general expenses during the year ended June 30, 2003. The advances and funding were based on verbal commitments with no guarantees of future advances or funding. The amount recorded as due to Transmax, Inc. at December 31, 2006 was $301,339. The Company is disputing this liability at December 31, 2006.

NOTE 13.              DUE TO SHAREHOLDERS

Certain shareholders of the Company have advanced funds to the Company to cover cash flow deficiencies. These advances have no stated repayment terms and bear interest at 5% with interest payable annually.

On March 14, 2006, we agreed to accept the proposal of Samuel J. Higgins to convert $975,000.00 of the debt owed to International Equity Partners by our company for 319,672 shares of restricted common stock at the closing market price on March 14, 2006 of $3.05 per

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 13.             DUE TO SHAREHOLDERS (CONTINUED)

share. Mr. Higgins is an officer and director of our Company and is the sole owner International Equity Partners.

NOTE 14.              NOTE PAYABLE

In October 2006, the Company entered into a long-term lease for office furnishing and equipment with a financing company. The balance borrowed was $58,700, to be repaid in 60 monthly payments, including interest at a rate of 9.85%, of $1,243. The balance as of December 31, 2006 is $56,398. Principal payments are as follows for the next 5 years: 2007, $9,794; 2008, $10,803; 2009, $11,917; 2010, $13,144; 2011, $10,740.

NOTE 15.              COMMON STOCK

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of December 31, 2006, the Company has 36,322,596 shares of common stock issued and outstanding.

For three months ended December 31, 2006, the Company issued 179,000 shares subscribed to by the January 2006 private placement memorandum.

For the three months ended December 31, 2006, the Company issued 50,000 shares for consulting services.

NOTE 16.              PREPAID SHARE-BASED FEES AND COMPENSATION

The Company has paid consultants and employees with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. At December 31, 2006 and 2005, the Company has paid consultants and employees in advance of the earning of fees and compensation. The Company has elected to record this as a decrease to shareholder equity.

NOTE 17.             BENEFICIAL REDUCTION OF SHARE-BASED LIABILITIES

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 18.              ADVERTISING, PROMOTION, CONSULTING AND TRAVEL

The Company has paid consultants with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model.

For the three months ending December 31, 2006 and 2005, the following amounts were paid for advertising, promotion, consulting, and travel:

	December 31, 2006	December 31, 2005
Cash and accrued expense	$224,624	$126,174
Common shares	100,000	529,600
Options	-	36,500
Warrants	-
Total	$324,624	$795,412

NOTE 19.              BENEFICIAL SHARE-BASED FEE EXPENSE

The Company records a beneficial share-based fee expense when the market value as calculated in accordance with SFAS 123r of share-based awards to vendors are over and above the stated fair value of the services provided.

NOTE 20.              BOARD COMPENSATION

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 21.              LEGAL FEES

The Company has paid legal professionals with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. For the three months ending December 31, 2006 and 2005, the following amounts were paid for legal fees.

	December 31, 2006	December 31, 2005
Cash and accrued expense	$357,753	$191,544
Common shares	-	-
Options	-	393,035
Total	$357,753	$584,579

NOTE 22.              OFFICERS’ COMPENSATION

In addition to regular monthly salary payments, the Company has paid officers with common shares and equivalents for employment services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. For the three months ending December 31, 2006 and 2005, the following amounts were paid for officers’ compensation.

	December 31, 2006	December 31, 2005
CEO, Ray Brouzes
Salary	$25,000	$50,000
Common shares	162,750	162,750
Options	-	510,000
Total	$187,750	$687,750
Secretary/Treasurer, Samuel Higgins
Salary	$15,000	$10,000
Options	-	510,000
Total	$15,000	$513,856
CFO, Benjamin Langford
Salary	$-	$1,000
Total	$-	$1,000
Total Officers’ Compensation	$202,750	$234,750

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 23.              RESEARCH AND DEVELOPMENT

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

NOTE 24.              PROVISION FOR INCOME TAXES

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

At December 31, 2006, deferred tax assets from inception to date consist of the following:

2006
Deferred tax assets	$16,621,975
Less: valuation allowance	(16,621,975)

Net deferred assets	$-0-

At December 31, 2006, the Company had federal net operating loss carry forwards in the approximate amounts of $48,888,162 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 25.             COMMITMENTS AND CONTINGENCIES

On August 24, 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics. Adaptive will provide 100% of the capital and labor to build military grade engines based on the Registrant’s Dyna-Cam engine design. Adaptive will pay the Company a 20% gross royalty on all orders of the engines sold to the United States Government. The Company will have the rest of the world military market and all civilian commercial applications, and the Company will pay a five (5%) percent royalty on such orders to Adaptive. For the three months ended December 31, 2006 the Company has research and development costs of approximately $125,442.
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

In October 2006, we issued 26,500 shares of our common stock in connection with a private equity offering of our common stock at $2.00 per share, for an aggregate of $53,000 in proceeds raised in September 2006. These securities were issued pursuant to Rule 506 of Regulation D. We did not engage in any general solicitation or advertising.

On November 13, 2006, we issued 105,000 shares of common stock to Pacific Corp. in connection with a private placement that was completed on January 15, 2006. We failed to issue the correct amount initially and are remedying that failure with the current issuance to Pacific Corp.

On December 13, 2006, we entered into an addendum to our consulting agreement with Redwood Consultants, LLC. As consideration, we issued to Redwood Consultants 50,000 shares of restricted stock and a two-year warrant to purchase 500,000 shares of common stock at an exercise price of $2.50 per share. Also under the addendum, Redwood Consultants agreed to return to us in January, 2007 a warrant for 250,000 shares of common stock currently in its possession that was delivered in November 2005. These shares and warrants were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)

NOTE 26.             SUBSEQUENT EVENTS

Subsequent to the reporting period, on January 1, 2007, we opened an offering to sell a maximum of 3,000,000 shares of Series A Convertible Preferred Stock at an offering price of $1.00 per share.

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

Recent Developments in Our Business

We are in the business of developing, producing and selling lightweight and energy-efficient engines, power generators and electric motors. We have entered into an agreement with Adaptive Propulsion Systems, LLC (“Adaptive”) to develop our engines, power generators and GENSET. Under the terms of the Agreement, Adaptive agreed to utilize its expertise to develop these products; however, we automatically acquired all rights to any patentable and proprietary technology as well as the know-how that emerges. Adaptive will be obligated to pay us a royalty of 20% of the gross sales to the military licenses it currently holds. Conversely, for all commercial non-military sales, we will pay Adaptive a royalty of 5% of gross sales. The term of this agreement with Adaptive is 20 years unless revised by joint agreement of the parties.

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

At the end of June 2006, Adaptive advised us that the unique design of the generator would required additional development and testing which we agreed to fund at the same rate till the end of February 2007 at which time we would review to ascertain progress and if additional funds would be required. Thus, we have modified the agreement and we are paying a minimum of $25,000.00 per week. As of December 31, 2006, the balance owed to Adaptive was $319,959.30.  Of the $319,959.30, $138,297.30 is still due on the Generator Engineering Support Agreement with APS.   The additional costs incurred, $70,662.00, are from the anticipated costs for off-site performance evaluation, operating costs and other data collection on the GENSET. This includes the setup and decommissioning cost for $28,900, and monthly rental at the testing facility for the generator is $44,000 per month for two months.

Advent of the Axial Vector Workhorse 7.2

We have a number of different prototypes in the design stage in the family of Axial Vector digital engines, but one is completed and in the testing phase. Adaptive has completed the development of the 352 HP prototypical Axial Vector “Workhorse 7.2” engine for our prototypical 200 kW Axial Flux generator.

Developments in Our Electric Motors

In the course of developing our diesel GENSET, we introduced a new concept generator in which the magnetic flux conveying the rotational energy to electrical energy (and visa versa) acts axially to the direction of rotation instead of radially across the gap between the rotor and the stator. This is accomplished by a series of alternating rotating and fixed disks. The fixed disks contain copper coil interconnected to accept voltage input in the case of an electric motor. The alternating rotating disks contain high Gauss permanent magnets reacting to the axial magnetic field created by the voltage applied to the fixed coils. This arrangement gives rise to a light weight, high or "premium-efficiency electric motor.”

We are continuing development of variable speed drive, permanent magnet, axial flux, coreless and cored premium-efficiency electric motors designed at an energy efficiency of 98%. We anticipate building a 0.5HP electric motor to validate its revolutionary design. Our generator was conceived by our employee Oyven Haugen. Mr. Haugen previously worked at Onan where he was the inventor of the breakthrough generator used in Recreational Vehicles.

Initial Applications

We anticipate that the initial application will be with refrigerator and air condition units. The motors, typically less than 5 horsepower, are designed to drive refrigeration and A/C compressors at premium efficiencies. These household and small compressor motors and commercial refrigeration and air conditioning motors are hermetically sealed into the refrigeration and A/C compressors. The most commonly used motors in appliances (includes refrigerators and A/C units) are two and four pole single phase induction motors -- two pole motors run at 3600 RPM with efficiencies ranging from 45% to 65%. The four pole motors run at 1800 RPM with efficiencies ranging from 55% to 75%. Synchronous induction motors, which have efficiencies converting electric energy to rotational energy ranging from 72% to 87% and run at a constant speed during the compressor run cycle, are also used but much less frequently. Our Axial Flux Permanent Magnet electric motor is smaller and is 97% to 98% or higher efficient in converting electric energy into high torque rotational energy, without inrush current and it can be run at variable speed to match the compressor run cycle energy need. This variable speed capability alone improves the run cycle efficiency by an estimated 10%. Thus, with the energy efficiency increase coupled with the variable speed capability, the axial flux motor technology will produce an overall efficiency improvement as great as 30% to 35% or more over most existing induction motors presently in use.

Energy and Operating Cost Savings (Sources for Statistics in Exhibit 99.1)

We believe that our motor technologies will eventually play a significant role in reducing United States and world electrical energy consumption. The potential energy savings range from 35% compared to the majority of existing units and can rise to 50% and possibly more when compared to the two pole single phase induction motors or to the pre-1980's induction electric motors. Over half of all electrical energy consumed in the United States is used by electric motors. Improving the efficiency of electric motors by only one percent can significantly reduce operating costs. We believe that energy efficiency should be a major consideration when purchasing a motor. For example, even at an electricity rate of $0.08 per kWh, a typical 20-horsepower continuously running motor uses almost $12,000 worth of electricity annually, about 12 times the initial purchase price of the motor. The extra cost of an energy-efficient motor would be quickly recaptured in energy savings. Each percent of improved motor efficiency can create significant amounts of money saved each year. Thus a typical 20-horsepower motor operating 8,000 hours at full load and at a rate of $0.08 per kWh with a one percent efficiency improvement represents an annual savings of $122. The possible 35% energy savings with our premium-efficiency motor represents an impressive annual saving of $4,270. Although the economics vary according to application, it is evident that a premium- efficiency motor under typical operation would pay for its price premium of 10% to 30% in reduced energy bills well within a year. Our estimated numbers are based on efficiency comparisons of 1800 RPM induction motors on the US Market. Comparisons with 3600 RPM induction motors would show a significantly greater difference in efficiency and cost savings in the order of an additional 20%. Typically post-1980’s 1 HP varies from 72% to 87% efficiency; 5 HP varies from 80% to 93% efficiency and a 100 HP varies from 92% to 96% efficiency. Many pre-1980s motors had efficiencies as low as 45% to 50%. Our products will go a long way in support of the U.S. Department of Energy goal of increasing overall motor system energy efficiency by 12%.

Introduction into the Marketplace

We believe the improvements that our motor brings to energy efficiency and the resulting major operating costs savings will attract many refrigeration and A/C manufacturers from around the world that are interested in acquiring a royalty based manufacturing license or a license to utilize our AVEC technology. During early and mid-2007 we shall organize meetings with industry leaders in this sector in the USA, Europe and Asia to make them aware of and discuss our patent applied-for-technologies. We shall also have a demonstration unit to illustrate how it could be utilized in their product.

Industrial Electric Motors (Sources for Statistics in Exhibit 99.1)

From a broader consideration of electric motors of all sizes, we consider our Axial Flux Permanent Magnet motor technology will play a significant role in reducing electrical energy consumption worldwide for the same unit output. In 1950, only 20% of the economic output of the US came from industries powered by electricity. Today, 60% (and rising) of the economic output comes from industries powered by electricity. We believe this shift and the rising importance of electricity as a driver in our national prosperity will continue. Today, over 13.5 million electric motors of 1 HP or greater convert electricity into useful work in US industrial process operations. Industry spends over $33 billion annually for electricity dedicated to electric motor-driven systems. Industrial motor systems represent the largest single electric end use in the American economy. Industrial electric motor systems used in production consumption over 691 billion kWh represented 24% of all U.S. electricity consumption which also represented 70% of all electricity consumption by industry in 1994. Roughly 3,500 manufacturing facilities (1.5 percent of the total) account for nearly half of all motor system energy use and potential savings in the manufacturing sector. Because nearly 70% of all electricity used by industry is consumed by some type of motor-driven system, the increased energy efficiency of our AVEC Technology compared to existing motor systems should contribute to dramatic nationwide energy savings.

In 2001, China consumed approximately 1,400 billion kWh of electricity, second only to the United States, with the large majority of motors driving fans, pumps or compressors. In addition to attractive cost savings, a savings of 25% percent of current motor system energy use in China by 2010 using our AVEC motor technology would result in an annual reduction of 175 billion kWh of electricity, resulting in an annual combustion reduction of 70 million tons of carbon (coal) and 255 million tons of CO2.

Refrigeration (Sources for Statistics in Exhibit 99.1)

Refrigerators, refrigerator-freezers and freezers have an installed base in the USA of 183 million units and collectively consumed in 2004 over one quad. (1 quad = 2.93 x 1011 kWh or 1015 BTU. World total energy usage is about 300 Quads per year, US usage is about 100 Quads per year in 1996.) The US Department of Energy (DOE), aware of the immense energy savings possible in the domestic refrigeration sector alone, has mandated increasingly stringent energy performance standards reaching 30% decrease in UEC (Unit Energy Consumption). We believe our premium-efficiency small motor can substantially contribute to achieving the improved efficiency from the present DOE UEC standard of 486 kWh and 671 kWh respectively for top and side mounted refrigerator-freezers to 340 kWh and 469 kWh respectively by year 2011. We believe it is therefore important to bring this new motor technology with its potential 30% improvement to market as soon as possible.

Worldwide annual production of household refrigerators has reached 65 million units. Virtually all of the households in developed countries have a refrigerator with an approximate worldwide saturation of fifty percent. This is a market that our AVEC compressor motors will be able to excel in reducing operating cost and reducing major energy inefficiency.

China’s refrigerator industry is the largest in the world now that three out of every four urban households in that country have refrigerators. Refrigerator production in China increased from 1.4 million units in 1985 to 10.6 million in 1998, a 21% annual growth rate. With 80% of China’s electricity generated by coal burning power plants, our greater energy efficient AVEC refrigerator compressor motors should significantly reduce emissions of air pollutants as well as introduce major energy and operating cost savings.

Air Conditioning (Sources for Statistics in Exhibit 99.1)

The world market for air-conditioners is still growing with annual sales estimated at about 39.7 million units in 2000. Room Air Conditioners (RAC) accounted for 29.9 million units while Central Air Conditioners accounted for 9.8 million units. The American market is the largest with 13.2 million units sold in 2000 representing a growth rate of 3.1%. The Chinese market exploded with sales of 9.2 million units. The Japanese market growth increased by 9% between 1999 and 2000, reaching annual sales of 7.7 million units in 2000. In 2000, the world market for air conditioners was valued at USD $35 billion. This represents an annual US consumption of 183 billion kWh for household air conditioning in 2001. We see an important market opportunity to introduce substantial operating cost savings and major reduction in kilowatt consumption not only in the US, but worldwide.

Developments in Initial Testing

The engine was started (fired-up) and produced power for the first time at a third-party Detroit automotive engineering firm on September 14, 2006. Since then the engine has been fired-up on a number of occasions with operations periodically interrupted for improvements, fine tunings, and repairs to the test cell equipment. We initially anticipated commencing Beta testing on our prototypical generator initially at the Adaptive facilities in approximately December 2006. However, technical difficulties emerged during the testing trials in December that required new part design and castings that will delay the finalization the prototype testing by an estimated two months till the end of March 2007.

Thereafter, we intend to conduct Beta testing at three different global locations with varying climates and elevations commencing for a period of 4,000 hours (5.5 months) to validate the 40,000-hour design of mean-time-between-major overhauls. These latter Beta tests will be carried out with “production” grade engines and generators that incorporate all improvements identified during the testing phase. It is expected that we shall have the production grade engines, generators, electronic control systems and GENSETs ready in the second quarter of 2007.

As part of the Agreement we have with Adaptive, the 352 HP Workhorse 7.2 liter prototypical engine is presently going through a detailed start-up program, performance analyses and endurance testing in well appointed and certified third party dynamometer facilities in Detroit, Michigan. The generator is about to begin independent performance analyses and durability evaluation at a second third-party facility also located in Detroit.

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

The non-conventional designs of our engine and generator are subject to unforeseen and unexpected issues related to the novel designs as we operate the system during test runs. We experienced such delays with the engine and the generator thus making it impossible to bring the units to Orlando for the International PowerGen show in November 2006. It also made sense to keep the units in their test cells to solve the problems rather than taking them out of their testing environment for up to four weeks disruption linked to a display at a trade show. Four weeks is the estimated time to remove, prepared, ship, unpack, demonstrate, repack, reship, unpack, install into test cell. We cannot cut short the testing and evaluation protocols and procedures which are outlined below.

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
5.     Reliability and Homologation Testing

The main testing tasks for each section are identified as follows:

1.  Subsystem testing consists of four main tests:
a.	Injection system testing
b.	Piston-roller / Cam interface
c.	Generator coil resistance tests
d.	Generator magnetic disk tests

2.   Engine Testing at Independent Facility “A”
a.	Overall Engine Operation (such as HP and torque over RPM range)
b.	Fuel System Evaluation
c.	Air System Evaluation
d.	Cylinder Blowby Measurements
e.	Oil Consumption
f.	Heat Rejection
g.	Friction Measurement
h.	Calibration Mapping
i.	Exhaust Emissions

3.   Generator Testing at Independent Facility “B”
a.	No load test
b.	Load test
c.	Speed - Load test
d.	Controls testing
e.	Additional tests to examine critical performance parameters and some critical mechanical parameters for the magnets, axial clearance, coils and gauss generated.
f.	Detailed GENSET testing will further include:

i.	Functionally check, define and develop the operational characteristics of the generator
ii.	Overall heat rate vs. rpm and load
iii.	Vibration spectra for the overall GENSET
iv.	Voltage vs. rpm vs. load for the axial flux generator
v.	Temperature of the magnet at full load
vi.	Efficiency of rectifier vs. temperature vs. load
vii.	Efficiency of inverter vs. temperature vs. load
viii.	Engine temperature at full power and varying rpm
ix.	Vibration spectra for the engine vs. power
x.	Exhaust temperature vs. power
xi.	Cooling system thermostat setting and the resultant effects
xii.	Noise spectra
xiii.	Alignment design

4.   GENSET Testing at Independent Facility “B”
a.	Overall GENSET operation
b.	System calibration
c.	Efficiency
d.	Noise emissions
e.	During the early marriage period, the Control Systems must be verified for perfect functioning, especially the rectifier, DC bus and inverter - the heart of the system
f.	The load sharing synchronization and the transfer panel that the client operators must monitor and control - this is where interface with the client occurs.

5.   GENSET Reliability
a.	Durability tests - 3 GENSETS proposed to be tested for 4,000 hours; durability design is 40,000 hours between major overhauls
b.	Beta tests - 4 proposed Beta sites
c.	Homologation tests
d.
Need a UL Certification on the Inverter - a document of some 100 pages. (UL 2200 is for the “Stationary Engine Generator Assemblies” and not just for the inverter. Preponderance of safety concerns are however with the inverter system.)

Re-Emergence of the Gasoline Powered Sinusoidal Cam Driven Mechanical Engine

On May 16, 2006, we settled the lawsuit with Dyna-Cam and its principals and reaffirmed our right to the assets we purchased in 2003, including the original design to the Dyna-Cam mechanical engine. With this legal dispute resolved to our full satisfaction, management has decided to change the name of this engine “Gas-Cam Engine”. Furthermore, and more importantly, management has decided begin an engineering upgrade of the Gas-Cam Engine in the near future - probably in first or second quarter of 2007. Fabrication of the engine would begin shortly thereafter taking from an estimate three to six months to have a product on the market. Based on the engineering and scientific understanding gained during the developmental work in the Axial Vector digital engine, problems hindering the former Dyna-Cam mechanical engine became increasingly evident. To validate our plans for the commercialization of this gasoline engine, we decided in conjunction with Adaptive to revitalize the original gasoline engine for possible production.

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

With the resolution of these former problems, we expect the Gas-Cam Engine to enter into production in late 2007 since it has a very respectable weight to HP/torque ratio, though less so than our Axial Vector digital engine. The Gas-Cam Engine will have an interesting market niche where gasoline is not viewed as negative and where less electronic sophistication is not a concern or requirement. The Gas-Cam Engine is also linearly scalable. This will allow us to manufacture and meet any engine size that might be required for industry and consumer applications.

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

In both Beta testing sites described above, we will be responsible for delivering and installing the Axial Flux Generator and for the cost of removing the test generator and returning it to the lab for analysis. We will also be responsible for training personnel in basic operation of the Axial Flux Generator. Ternor and DEL will be required to obtain any necessary government permits or licenses for operation of the generator and will be responsible for routine maintenance during the testing period. We do not expect to have the new production grade GENSET ready for Beta trials before the third or fourth quarter of 2007.

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

The parties have extended the anticipated closing date of a definitive agreement to July 2006 in order to provide the senior managers from KOEL with an opportunity to conduct additional due diligence at Beta test sites where further product testing will be ongoing. This date was extended by written agreement of the parties to allow further negotiations of the terms of the license. Pursuant to the terms of the MOU, KOEL placed $1,000,000 into a segregated account which it controls and we have granted them a right of first refusal with respect to the right to utilize our technology for non−automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications should the parties fail to executive a definitive agreement. We have been in ongoing discussions with KOEL as to the terms of a license for manufacture and sales. KOEL recently visited with us in Detroit, Michigan and their representatives were able to see the Workhorse 7.2 at the independent testing lab. We expect further discussions with them as final test results become available in the next two months (end of March 2007).

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

Summary of Product Research and Development Expenditures

We incurred research and development expenditures, which included administrative and engineering salaries and wages, in the amount of $176,913 for the three months ended December 31, 2006, compared to $1,023,360 in research and development expenditures, which included administrative salaries and wages, for the three months ended December 31, 2005. We incurred research and development expenditures, which included administrative and engineering salaries and wages, in the amount of $369,618 for the six months ended December 31, 2006, compared to $2,239,211 in research and development expenditures, which included administrative salaries and wages, for the six months ended December 31, 2005. These expenditures were paid to Adaptive to conduct research and development for a family of generators that utilize our Axial Vector engine.

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

During the quarter ended December 31, 2006, we entered into an addendum agreement with Redwood Consultants, LLC to represent our company with investor communications and public relations with existing shareholders, brokers, dealers and other investment professionals. We believe that our consulting relationships are invaluable to our company’s progress. We normally acquire these needed services in exchange for cash, stock and warrants in our company. In this case, we compensated Redwood Consultants with 50,000 shares of restricted common stock and a warrant to purchase 500,000 shares of common stock at an exercise price of $2.50 per share.

Results of Operations for the three and six months ended December 31, 2006 and 2005

We did not earn any revenue during the three or six months ended December 31, 2006 or 2005 and have not earned any revenue since our inception. We do not anticipate earning any revenue until we have completed testing and development of our engines and generators and commenced the manufacturing of these products for military and commercial use.

We incurred total operating expenses in the amount of $1,343,314 for the three months ended December 31, 2006, compared to total operating expenses of $1,791,007 for the three months ended December 31, 2005. Our operating expenses for the three month period ended December 31, 2006 were primarily attributable to the following:

1.	advertising and promotion expenses in the amount of $324,624;
2.	compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $202,750;
3.	legal fees in the form of cash, accrued expenses and options valued at $357,753;
4.	accounting and auditing expenses in the amount of $45,763;
5.	beneficial share-based fee expenses for stock awards to vendors valued at $139,272; and
6.	research and developments costs of $176,913 as noted above.

Comparatively, our operating expenses for the three month period ended December 31, 2005 were primarily attributable to the following:

1.	beneficial share-based fee expenses for stock awards to venders valued at $(4,548,728) as restated;
2.	compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $234,750;
3.	advertising and promotion expenses in the amount of $73,588;
4.	financing our Standby Equity Agreement in the amount of $0;
5.	research and development costs of $1,023,360 as noted above;
6.	legal fees in the form of cash, accrued expenses and options valued at $191,877; and
7.	compensating our board of directors with options valued at $0.

We incurred total operating expenses in the amount of $3,116,000 for the six months ended December 31, 2006, compared to total operating expenses of $3,405,064 for the six months ended December 31, 2005. Our operating expenses for the six month period ended December 31, 2006 were primarily attributable to the following:

7.	advertising and promotion expenses in the amount of $801,358;
8.	compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $618,000;
9.	legal fees in the form of cash, accrued expenses and options valued at $588,099;
10.	accounting and auditing expenses in the amount of $222,638;
11.	beneficial share-based fee expenses for stock awards to vendors valued at $278,544; and
12.	research and developments costs of $639,618 as noted above.

Comparatively, our operating expenses for the six month period ended December 31, 2005 were primarily attributable to the following:

8.	beneficial share-based fee expenses for stock awards to venders valued at $278,544;
9.	compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $1,437,356;
10.	advertising and promotion expenses in the amount of $116,438;
11.	financing our Standby Equity Agreement in the amount of $0;
12.	research and development costs of $2,239,211 as noted above;
13.	legal fees in the form of cash, accrued expenses and options valued at $782,105; and
14.	compensating our board of directors with options valued at $142,290.

During the three months ended December 31, 2006, we reported other income in the amount of $3,497, compared to reporting other expense in the amount of $13,823 for the same reporting period in the prior year. During the six months ended December 31, 2006, we reported other income in the amount of $(24,903), compared to reporting other expense in the amount of $29,079 for the same reporting period in the prior year. The decrease in our other income was primarily attributable to refunds issued by our company.

Net loss for the three months ended December 31, 2006 was $1,339,817, compared to net loss of $1,804,830 for the three months ended December 31, 2005. Net loss for the six months ended December 31, 2006 was $3,140,903, compared to net loss of $3,434,143 for the six months ended December 31, 2005. The decrease in our net loss was primarily attributable to lower operating expenses during the reporting period.

Our loss per common share (fully diluted) for the three months ended December 31, 2006 was $0.03, compared to a loss per common share (fully diluted) of $0.07 for the three months ended December 31, 2005. Our loss per common share (fully diluted) for the six months ended December 31, 2006 was $0.06, compared to a loss per common share (fully diluted) of $0.16 for the six months ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $65,859 and total assets in the amount of $468,577. Our total current liabilities as of December 31, 2006 were $13,533,233. As a result, on December 31, 2006, we had working capital deficit of $13,467,374.

Our total current assets primarily consist of $27,189 in cash and cash equivalents and $0 in subscription receivable from the sale of our common stock. Our total current liabilities primarily consist of $10,556,504 in unexercised options and warrants in connection with compensation and consulting contracts recorded as liabilities, $1,253,795 in notes payable ($250,000 of which is due in one year and carries a stated interest rate of two percent and $995,000 of which is the subject of litigation in our ongoing dispute with Transporter, Inc.), $952,947 in accounts payable and accrued expenses, and $340,327 in unissued common shares for services rendered.

For the sixth months ended December 31, 2006, we raised $2,225,962 in the sale of our common stock from our ongoing offerings. Although we have not exhausted these funds, we do not believe this money will carry us through the next 12 months. In fact, our present capital resources are expected to last for only 3 to 4 months based on the balance due to Adaptive and payments associated with the relocation of our offices. Therefore, we will need additional financing in order to sustain our business operations including development and testing of our engines and generators. There can be no assurance that any new capital would be available or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing will require us to delay, curtail or scale back some or all of our research and development programs, sales, marketing efforts and possible future manufacturing operations.

Cash Flows from Operating Activities

Operating activities used $1,191,267 in cash for the six months ended December 31, 2006. Our net loss of $3,140,903 was the primary component of our negative operating cash flow.

In the next twelve months, we hope to develop a cash flow stream from licensing our Axial Vector engine and GENSET for a wide variety of applications. We are currently still in the testing phase, however, and have yet to produce any successful manufactured products. Prior to any commencement in manufacturing, however, we must first raise additional funds to finance our operations.

Cash Flows from Investing Activities

Investing activities during the six months ended December 31, 2006 used $119,516 wholly related to the acquisition of fixed assets and maintenance of intangible assets.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the six months ended December 31, 2006 was $1,284,725. We received $1,868,400 as proceeds from the sale of stock and $186,712 as a result of advances from shareholders during the six months ended December 31, 2006. We paid $419,535 on shareholder loans, $0 in commissions in the sale of stock, and $0 as an adjustment for non-cash income from the cancellation of debt.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

We incurred net losses for the three and six months ended December 31, 2006 and 2005 and for the period December 30, 2002 to December 31, 2006. We are currently in the development stage, and there is no guarantee whether we will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about our ability to continue as a going concern. Management believes that our capital requirements will depend on many factors including the success of our product development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

During the period ended September 30, 2006, we aggressively recruited experienced professionals to address personnel inadequacies and the resulting deficiencies in the analysis and reconciliation of general ledger accounts in our financial reporting. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.

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

In October 2006, we issued 26,500 shares of our common stock in connection with a private equity offering of our common stock at $2.00 per share, for an aggregate of $53,000 in proceeds raised in September 2006. These securities were issued pursuant to Rule 506 of Regulation D. We did not engage in any general solicitation or advertising.

On December 13, 2006, we entered into an addendum to our consulting agreement with Redwood Consultants, LLC. As consideration, we issued to Redwood Consultants 50,000 shares of restricted stock and a two-year warrant to purchase 500,000 shares of common stock at an exercise price of $2.50 per share. Also under the addendum, Redwood Consultants agreed to return to us in January, 2007 a warrant for 250,000 shares of common stock currently in its possession that was delivered in November 2005. These shares and warrants were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On November 13, 2006, we issued 105,000 shares of common stock to Pacific Corp. in connection with a private placement that was completed on January 15, 2006. We failed to issue the correct amount initially and are remedying that failure with the current issuance to Pacific Corp.

Subsequent to the reporting period, on January 1, 2007, we opened an offering to sell a maximum of 3,000,000 shares of Series A Convertible Preferred Stock at an offering price of $1.00 per share. To date, we have sold 127,000 shares of Series A Convertible Preferred Stock for total proceeds of 127,000. These securities were issued pursuant to Rule 506 of Regulation D. We did not engage in any general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statistics

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axial Vector Engine Corporation

Date:	February 14, 2007
By: /s/ Dr. Raymond Brouzes Dr. Raymond Brouzes Title: Chief Executive Officer and Director