Form 10QSB
period 2007-03-31
AXIAL VECTOR ENGINE CORP
filed 2007-05-22
CIK 1144130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

503-471-1348
(Issuer’s telephone number)
____________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,303,096 common shares as of January 23, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and March 31, 2006 (Restated);
F-2	Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006 (Restated) with Cumulative Totals Since Inception (Unaudited);
F-3	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended March 31, 2007;
F-4	Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2007 and 2006 (Restated) with Cumulative Totals Since Inception (Unaudited); and
F-5	Notes to Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
March 31, 2007 AND 2006 (Restated)
(Unaudited)

	March 31, 2007	March 31, 2006 (Restated) Note 2
ASSETS
Current Assets:
Cash and cash equivalents	$1,319	$5,880
Deposit	22,670	22,670
Due from employee	1,000	-
Prepaid expenses	15,000	-

Total Current Assets	39,989	28,550

Property and equipment, net (Note 5)	142,143	38,861

Due from shareholder	10,000	-

Intangible assets- patents, net	243,838	243,324

TOTAL ASSETS	$435,970	$310,734

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,029,849	$624,466
Payroll tax liabilities	99,192	-
Current portion of note payable (Note 6)	1,253,795	1,245,000
Contingent share-based payment (Note 7)	-	-
Liability for stock to be issued (Note 8)	190,327	946,262
Share-based fee liability- warrants (Note 9)	2,084,884	6,351,895
Share-based fee liability- options (Note 10)	2,856,220	3,234,668
Share-based compensation liability- options (Note 11)	5,615,400	8,428,460
Accrued interest - shareholder loan (Note 13)	101,200	69,565
Due to related company (Note 12)	301,339	301,339

Total Current Liabilities	13,532,206	21,201,655

Note Payable (Note 14)	41,468	-
Due to shareholder (Note 13)	956,577	835,694

Total Liabilities	14,530,251	22,037,349

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 100,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
36,785,136 and 34,554,771 shares issued and outstanding (Note 15)	36,733	34,605
Additional paid-in capital	23,886,704	20,940,517
Prepaid share-based fees (Note 16)	(1,832,154)	(2,781,743)
Prepaid share-based compensation (Note 16)	(27,125)	(678,125)
Beneficial reduction of share-based liability (Note 17)	13,528,016	4,898,109
Deficit accumulated during the development stage	(49,686,455)	(44,139,978)

Total Stockholders' Deficit	(14,094,281)	(21,726,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$435,970	$310,734

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (Restated)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Nine Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2006	Cumulative Totals December 30, 2002 through March 31, 2007

SALES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Accounting and auditing	8,050	230,686	2,993	21,370	328,591
Administration	656	3,340	9,770	12,755	153,857
Advertising, promotion, consulting and travel (Note 18)	192,099	996,991	601,952	2,453,759	7,942,535
Beneficial share-based fee (Note 19)	139,272	417,816	139,272	417,816	2,427,304
Board compensation (Note 20)		58,590	206,460	348,750	1,330,830
Depreciation (Note 5)	4,616	10,713	2,133	3,685	57,327
Financing cost - standby equity agreement (Note 2 )	-	-	-	-	7,320,000
Legal fees (Note 21)	126,380	715,779	824.234	1.606.339	6,138,510
Insurance	11,145	47,370	19,360	31,362	94,235
Interest	17,299	33,225	1,116,206	1,893,829	167,391
Office expense	33,340	103,089	45,600	104,176	313,098
Officers’ compensation (Note 22)	215,250	833,250	1,713,168	3,150,524	11,418,613
Payroll taxes	3,319	39,565	29,794	48,023	84,608
Rent	5,956	17,910	7,714	15,179	98,655
Research and development (Note 23)	-	238,395	788,577	2,028,428	5,187,964
Salaries and wages-administration	19,835	101,058	70,526	135,093	531,645
Salaries and wages-engineering	25,000	75,000	65,900	91,712	191,712
Impairment of intangible asset	-	-	-	-	3,701,347
Total Operating Expenses	802,217	3,922,777	5,643,659	12,362,800	47,488,222
NET LOSS BEFORE OTHER INCOME (EXPENSE)	(802,217)	(3,922,777)	(5,643,659)	(12,362,800)	(47,488,222)

OTHER INCOME (EXPENSE)
Bank interest	(76)	(76)	-	70	(5)
Write off of worthless inventory	-	-	-	-	(266,519)
Refunds	4,000	(20,903)	-	2,587	(18,316)
Lawsuit settlements	-	-	(1,805,429)	(1,805,429)	(1,805,429)
Impairment of property and equipment	-	-	-	-	(107,964)
Total Other Income (Expense)	3,924	(20,979)	(1,805,429)	(1.802,772)	(2,198,233

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(798,293)	(3,943,756)	(7,449,088)	(14,165,572)	(49,686,455)

Provision for income taxes (Note 24)	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(798,293)	$(3,943,756)	$(7,449,088)	$(14,165,572)	$(49,686,455)

NET LOSS PER SHARE -BASIC (Note 4)	$(.04)	$(.04)	$(.08)	$(.28)

NET LOSS PER FULLY DILUTED SHARES (Note 4 )	$(.04)	$(.04)	$(.08)	$(.28)

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 (Restated)
(Unaudited)

Description	Prepaid Shares & Beneficial Reduction Common		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

Balance, June 30, 2006-restated (Note 2)	$9,428,959	$35,004	$20,988,208	$(45,747,259)	$(15,295,088)

Issuance of shares for services		73	566,814		566,887

Reduction in prepaid shares	400,148				400,148

Beneficial reduction in option value outstanding	1,039,334				1,039,334

Issuance of stock for cash	-	1,017	1,674,883		1,675,900

Net loss for the three months ended September 30, 2006				(1,801,086)	(1,801,086)

Balance, September 30, 2006	$10,868,441	$36,094	$23,229,905	$(47,548,345)	$(13,413,905)

Issuance of stock for cash	-	179	192,322		192,500

Issuance of stock for services		50	99,950		100,000

Reduction in prepaid shares	400,148				400,148

Net loss for the three months ended December 31, 2006				(1,339,817)	(1,339,817)

Balance, December 31, 2006	$11,268,589	$36,323	$23,522,177	$(48,888,162)	$(14,061,074)

Issuance of stock for cash		145	144,855		145,000

Issuance of stock for services		265	219,672		219,938

Reduction in prepaid shares	400,148				400,148

Net loss for the three months ended March 31, 2007				(798,293)	(798,293)
Balance March 31, 2007	$11,668,737	$36,733	$23,886,704	$(49,686,455)	$(14,094,281)

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (Restated)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(Unaudited)

	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007	Three Months Ended March 31, 2006 (Restated)	Nine Months Ended March 31, 2006 (Restated) See Note 2		Cumulative Totals December 30, 2002 through March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(798,293)	$(3,939,196)	$(2,846,655)	$	(6,280,798)	$(49,686,455)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	620,086	1,323,194	135,850		665,450	10,273,413
Options issued for services	-	119,500			22,750	4,350,300
Options issued as compensation	-	-				7,847,510
Warrants issued for services	-	-	150,000		150,000	6,024,218
Depreciation and amortization	4,616	10,712	2,133		5,767	57,326
Shares issued for lawsuit settlements	-	-	-		-	1,805,428
Impairment of property and equipment	0 -	0 -	-		-	107,964
Impairment of goodwill and intangibles	0-	0-	888,109		888,109	3,701,347
Write-off of inventory	-	-	-		-	266,519
Changes in assets and liabilities
(Increase) in prepaid expenses and other current assets	-	24,000	171,339		(250,379)	(48,670)
Increase in accounts payable and accrued expenses	151,092	1,248,024	431,845		1,009,840	1,232,361

Total adjustments	775,794	2,725,430	1,779,276		2,491,537	35,617,716

Net cash (used in) operating activities	(22,499)	(1,213,766)	(1,067,379)		(3,789,261)	(14,068,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Bank interest	-	-	-		-	71
Acquisition of intangible assets	-	(515)	-		(179,574)	(243,849)
Acquisitions of fixed assets	-	(119,001)	(3,065)		(22,637)	(164,833)

Net cash (used in) investing activities	-	(119,516)	(3,065)		(202,211)	(408,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	145,000	2,013,400	365,993		365,993	6,501,170
Proceeds from standby equity distribution agreement	-	-	250,000		3,600,000	4,000,000
Liability for stock to be issued	(150,000)	(557,252)	-		(400,000)	190,326
Conversion of shareholder debt to equity	-	-	-		-	975,000
Proceeds from note payable	(6,134)	50,266	250,000		250,000	1,295,266
Advances from shareholders	41,000	227,712	250,000		250,000	3,014,826
Payments on shareholder loan	(33,237)	(452,772)	(153,527)		(186,092)	(2,044,249)
Advances (payments to) related company-net	-	-	-		(10,000)	301,339
Exercise of stock options	-	-	64,311		114,390	244,981

Net cash provided by financing activities	(3,371)	1,281,354	1,026,777		3,984,291	14,478,659

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(25,870)	(51,928)	(43,667)		(7,181)	1,319

CASH AND CASH EQUIVALENTS -
Beginning period	27,189	53,247	43,846		7,360	-

CASH AND CASH EQUIVALENTS - End Period	$1,319	$1,319	$179		$179	$1,319

The accompanying notes are an integral part of these consolidated financial statements.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 1                 GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses for the three months ended March 31, 2007 and 2006 and for the period December 30, 2002 to March 31, 2007.

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 2                   BASIS OF PRESENTATION AND RESTATEMENT (CONTINUED)

Income Statement for the three months ended March 31, 2006:

	As Originally Reported	As Adjusted	Effect of Change
Sales	$-	$-	$-
Cost of goods sold	-	-	-
Compensation	150,129	1,919,628	1,769,499
Professional and consulting	806,647	824,234	17,587
Advertising and promotions	-	601,952	601,952
Rent	7,347	7,714	367
Research and development	813,577	854,477	40,900
General and administrative	1,050,956	317,315	(733,641)
Depreciation	2,133	2,133	-
Total Expenses	2,830,789	4,527,453	1,696,664
Lawsuit settlement	-	(1,805,429)	(1,805,429)
Interest income	-	-	-
Interest expense	(15,866)	(1,116,206)	(1,100,340)
Net income (loss)	$(2,846,655)	$(7,449,088)	$(4,602,433)
Per Share Basic	(.08)	.07	.12
Per Share Fully Diluted	(.08)	.07	.12

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 2                        BASIS OF PRESENTATION AND RESTATEMENT (CONTINUED)

Balance Sheet
March 31, 2006

	As Originally Reported	As Adjusted	Effect of Change

Assets
Cash	$179	$5,880	$5,701
Deposit	22,670	22,670	-
Prepaid expenses	272,710	-	(272,710)
Total current assets	295,559	28,550	(267,009)
Property and equipment-net	38,011	38,861	850
Deferred financing costs	1,725,000	-	(1,725,000)
Intangible assets-net	243,324	243,324	-
Total Assets	$2,301,894	$310,734	$(1,991,160)
Liabilities and Stockholders' Deficit
Accounts payable	$1,141,259	$624,466	$(516,793)
Current portion of note payable	3,245,000	1,245,000	(2,000,000)
Liability for stock to be issued	-	946,262	946,262
Share-based fee liabilities	-	18,015,023	18,015,023
Accrued interest - shareholder	-	69,565	69,565
Due to related company	301,339	301,339	-
Total current liabilities	4,687,589	21,201,655	16,514,057
Note payable	-	-	-
Due to shareholder	294,794	835,694	540,900
Total Liabilities	4,982,392	22,037,349	17,054,957
Stockholders’ Deficit
Prepaid share-based fee	-	(2,781,743)	(2,781,743)
Prepaid share-based compensation.	-	(678,125)	(678,125)
Common stock	34,554	34,605	51
Additional paid-in capital	20,410,846	20,940,517	529,671
Beneficial Reduction of Share Based Liability	-	4,898,109	4,898,109
Accumulated deficit	(23,125,898)	(44,139,978)	(21,014,080)
Total Stockholders' Deficit	(2,680,498)	(21,726,614)	(19,046,116)
Total Liabilities and Stockholders'
Deficit	$2,301,894	$310,734	$(1,991,160)

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
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
MARCH 31, 2007 AND 2006
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
MARCH 31, 2007 AND 2006
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
MARCH 31, 2007 AND 2006
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

Advertising, Promotion, Consulting, and Travel Expenses

The Company’s policy is to expense the costs of advertising, promotion, consulting, and travel expenses as they are incurred. In accordance with SFAS 123r, consulting fees paid with Common Shares or Derivatives such as Options or Warrants are expensed when requisite services have been performed and valued using an econometric model. Advertising expense for the three months ending March 31, 2007 and 2006 was $192,099 and $601,952, respectively.

Research and Development

Research and development costs are expensed as incurred.

Intangible Assets

During the three months ended March 31, 2007, the Company incurred no additional cost in applying and registering of patents. These patents are currently pending. Due to the nature of the patents, the Company anticipates receiving confirmation on their applications in an expedited fashion.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 4                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 (Restated)

Net (loss)	$(797,772)	$(7,449,088)

Weighted-average common shares
outstanding (Basic)	36,094,046	34,657,010

Weighted-average common stock
equivalents:
Stock warrants	2,500,000	2,075,000
Stock options	3,638,000	3,239,939

Weighted-average common shares
outstanding (Fully Diluted)	42,232,046	39,971,949

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
MARCH 31, 2007 AND 2006
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
MARCH 31, 2007 AND 2006
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

NOTE 5                 PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2007 and 2006:

	2007	2006
Computer	$41,837	$26,571
Equipment and machinery	13,274	13,274
Leasehold Improvements	5,533
Office equipment	102,068	6,637
	162,712	46,482

Less: accumulated depreciation	(20,569)	(7,621)

	$142,143	$38,861

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 5                 PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended March 31, 2007 and 2006 was $4,616 and $2,133 respectively.

NOTE 6                 CURRENT PORTION OF NOTES PAYABLE

$250,000 Note payable to Twilight Bay, LLC commencing January 2006 for working capital needs. The note was due in one year and carries a stated interest rate of two percent. This note is currently in default.

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

NOTE 7                 CONTINGENT SHARE-BASED PAYMENT

In addition to the Note Payable above, the Transporter Inc., purchase in August 2004, consisted of the issuance by the Company of 1,000,000 shares to the former shareholders of Transporter, Inc. These shares are guaranteed to have a value of $2.00 per share for a period of 2 years. The market share value is below $2.00 per share. There is no value placed for this contingent liability as of the reporting dates December 31, 2006 and 2005, but is disclosed for reporting purposes only.

NOTE 8             LIABILITY FOR STOCK TO BE ISSUED

The Company has entered into consulting contracts where the fees paid to the vendor are paid with Company common shares. An expense is recorded when the requisite service has been provided by the consultant in accordance with the consulting agreement. The expense is valued at fair market value of the services provided. At March 31, 2007 and 2006 services were provided and earned but yet to receive share payment by the company.

	Shares to be issued	Market Value
March 31, 2006	710,362	$695,362
March 31, 2007	340,327	$393,326

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
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

Warrant #	Unexercised # Shares	Exercise Price	Until	Value at March 31, 2007	Value at March 31, 2006
11	3,000,000	0.20	5/2007	$600,000	$6,220,000
16-19	50,000	1.75-2.50	3/2010	$117,250	$284,250
12-14	35,001	3.00-5.00	10/2007	$40,134	$-
15	250,000	4.00	11/2007	$327,500	$-
Total				$1,084,884	$6,504,250

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

Option			Unexercised # Shares March 31,	Value March 31,	Unexercised # Shares March 31,	Value March 31,
#	Price	Until	2007	2007	2006	2006
6	1.52	4/2010	762,000	$1,760,220	2,604,820	$3,559,128
8	3.00	5/2011	10,000	23,000	-	-
12	2.63	4/2011	50,000	117,000	-	-
14	2.00	7/2011	50,000	119,500
13	2.03	6/2011	350,000	836,500	-	-
Total			1,222,000	2,856,220	2,604,820	$3,559,128

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
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

Title	Option#	Unexercised #Shares	Price	Until	Value at March 31, 2007	Value at March 31, 2006
Board	1-3	279,000.50		12/09	$675,180	$1,065,780
Sec/Treas	4	1,000,000	1.52	4/10	$2,310,000	$3,820,000
CEO	5	1,000,000	1.52	4/10	$2,310,000	$3,820,000
Admin	7,8-11	140,000	2.15-2.63	8/10	$320,220	$57,000
Total					$5,615,400	$8,762,780

NOTE 12               DUE TO RELATED COMPANY

Transmax, Inc., a related party, whose ownership is also a director and officer of the Company, provided office space to the Company at no charge, and funded payroll, moving and other general expenses during the year ended June 30, 2003. The advances and funding were based on verbal commitments with no guarantees of future advances or funding. The amount recorded as due to Transmax, Inc. at March 31, 2007 was $301,339. The Company is disputing this liability at March 31, 2007.

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
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 13               DUE TO SHAREHOLDERS (CONTINUED)

share. Mr. Higgins is an officer and director of our Company and is the sole owner International Equity Partners.

NOTE 14              NOTE PAYABLE

In October 2006, the Company entered into a long-term lease for office furnishing and equipment with a financing company. The balance borrowed was $58,700, to be repaid in 60 monthly payments, including interest at a rate of 9.85%, of $1,243. The balance as of March 31, 2007 is $50,264. Principal payments are as follows for the next 5 years: 2007, $9,794; 2008, $10,803; 2009, $11,917; 2010, $13,144; 2011, $10,740.

NOTE 15               COMMON STOCK

The Company has 100,000,000 shares of common stock authorized, par value $.001. As of March 31, 2007, the Company has 36,785,136 shares of common stock issued and outstanding.

For three months ended March 31, 2007, the Company issued 252,000 shares subscribed to by the January 2006 private placement memorandum, and 20,000 shares subscribed to by the December 2006 private placement memorandum

For the three months ended March 31, 2007, the Company issued 265,540 shares for consulting services.

NOTE 16               PREPAID SHARE-BASED FEES AND COMPENSATION

The Company has paid consultants and employees with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. At March 31, 2007 and 2006, the Company has paid consultants and employees in advance of the earning of fees and compensation. The Company has elected to record this as a decrease to shareholder equity.

NOTE 17               BENEFICIAL REDUCTION OF SHARE-BASED LIABILITIES

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 18                ADVERTISING, PROMOTION, CONSULTING AND TRAVEL

The Company has paid consultants with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model.

For the three months ending March 31, 2007 and 2006, the following amounts were paid for advertising, promotion, consulting, and travel:

	March 31, 2007	March 31, 2006
Cash and accrued expense	$24,035	$157,439
Common shares	168,064	444,513
Options	-	-
Warrants	-
Total	$192,099	$601,952

NOTE 19              BENEFICIAL SHARE-BASED FEE EXPENSE

The Company records a beneficial share-based fee expense when the market value as calculated in accordance with SFAS 123r of share-based awards to vendors are over and above the stated fair value of the services provided.

NOTE 20              BOARD COMPENSATION

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

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 21               LEGAL FEES

The Company has paid legal professionals with common shares and equivalents for services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. For the three months ending March 31, 2007 and 2006, the following amounts were paid for legal fees.

	March 31, 2007	March 31, 2006
Cash and accrued expense	$126,380	$824,234
Common shares	-	-
Options	-	-
Total	$126,380	$824,234

NOTE 22               OFFICERS’ COMPENSATION

In addition to regular monthly salary payments, the Company has paid officers with common shares and equivalents for employment services. An expense is recorded when requisite services are performed and valued at fair market value. Common share equivalents such as warrants and options are valued using an econometric model. For the three months ending March 31, 2007 and 2006, the following amounts were paid for officers’ compensation.

	March 31, 2007	March 31, 2006
CEO, Ray Brouzes
Salary	$37,500	$25,418
Common shares	162,750	162,750
Options	-	760,000
Total	$200,250	$948,168
Secretary/Treasurer, Samuel Higgins
Salary	$15,000	$5,000
Options	-	760,000
Total	$15,000	$765,000
CFO, Benjamin Langford
Salary	$-	$-
Total	$-	$-
Total Officers’ Compensation	$215,250	$1,713,168

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 23               RESEARCH AND DEVELOPMENT

On August 2004, the Company entered into a contract with Adaptive Propulsion Systems, Inc. a subsidiary of Tactronics, Inc. to assist in the engineering, manufacture and marketing of the digital axial vector cam engine technology. See Item 5 Other Information reported in this Form 10QSB for recent events associated with testing activities. In January, 2005 the Company entered into an additional contract with Adaptive to provide similar assistance in developing multiple electricity generator technologies that coordinate with the digital engine technology. The agreements provide no guarantees to either party relief or refund if the technologies developed prove unviable. No common shares or equivalents have been paid in connection with research and development. The Company has elected to expense research and development expense when it is incurred.

NOTE 24               PROVISION FOR INCOME TAXES

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

At March 31, 2007, deferred tax assets consist of the following:

2007
Deferred tax assets	$16,893,395
Less: valuation allowance	(16,893,395)

Net deferred assets	$-0-

At March 31, 2007, the Company had federal net operating loss carry forwards in the approximate amounts of $ 49,686,455 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 25               COMMITMENTS AND CONTINGENCIES

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

In October 2005, the Company entered into a business consulting agreement with Wexler Kronen Capital Associates. Wexler is to provide consulting and promotional services for a period of 12 months. The payment for these services is $7,000 per month, 10,000 shares of restricted stock and 3 warrants. Each warrant is exercisable for 35,000 shares at various exercise prices - one for $4.00, the second for $4.50 and the third for $5.00. The warrants expire October 2007.

In November 2006, the Company entered into a business consulting agreement with Redwood Consultants L.L.C. Redwood is to provide consulting services for a period of 12 months to the Company. As part of this agreement, the Company issued 50,000 restricted shares, all 50,000 were issued at commencement of the agreement and have been recorded as a prepaid asset on a prorata basis. In addition, the Company has granted warrants to purchase 500,000 shares at $2.50 per share which will expire November 2008. As a result of a prior consulting agreement with the same consultant, the company granted (in 2005) warrants to purchase 250,000 shares at $4.00 per share which expire November 2007.

In January 2006, the Company entered into a business consulting agreement with John F. Walter. Walter is to provide consulting services for a period of 12 months to the Company in exchange for monthly payments of $10,000. The contract is renewable annually.

In February 2007, the Company modified its stock warrant agreement with Alliance Investment Management, Ltd.  The exercise price for each warrant was changed from $4.00 per share to $.20 per share for 3,000,000 warrants.  The warrants expired May 2007, but were extended indefinitely.

AXIAL VECTOR ENGINE CORPORATION AND SUBSIDIARY
(FORMERLY AERO MARINE ENGINE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

NOTE 25               SUBSEQUENT EVENTS

The Company engaged Silberstein Serota, CPA’s and Business Consultants, P.C., a Nevada PCAOB registered CPA firm, as its principal accountants effective immediately pursuant to an engagement agreement executed by the Company with Ronald Serota, CPA.

The Company announced that the Securities and Exchange Commission has issued a formal order of investigation of the Company relating to possible violations of Sections 5(a) and 5(c) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Company and certain of its officers and directors received subpoenas for the production of documents, as well as for testimony.

Dr. Raymond Brouzes tendered his resignation as President, CEO and Board Member. Richard Fowlks tendered his resignation as corporate general counsel.

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

Recent Developments in Our Business

We are in the business of developing, producing and selling lightweight and energy-efficient engines, power generators and electric motors. We have entered into an agreement with Adaptive Propulsion Systems, LLC (“Adaptive”) to develop our engines, power generators and GENSET. Under the terms of the Agreement, Adaptive agreed to utilize its expertise to develop these products; however, we automatically acquired all rights to any patentable and proprietary technology as well as the know-how that emerges. Adaptive will be obligated to pay us a royalty of 20% of the gross sales to the military licenses it currently holds. Conversely, for all commercial non-military sales, we will pay Adaptive a royalty of 5% of gross sales. The term of this agreement with Adaptive is 30 years unless revised by joint agreement of the parties.

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

At the end of June 2006, Adaptive advised us that the unique design of the generator would required additional development and testing which we agreed to fund at the same rate till the end of February 2007 at which time we would review to ascertain progress and if additional funds would be required. Thus, we have modified the agreement and we are paying a minimum of $25,000.00 per week. As of March 31, 2007, the balance owed to Adaptive was $301,339 of which $ 138,297.30 is due on our Generator Engineering Support Agreement with Adaptive. The additional costs incurred, $70,662.00, are from the anticipated costs for off-site performance evaluation, operating costs and other data collection on the GENSET. This includes the setup and decommissioning cost for $28,900, and monthly rental at the testing facility for the generator is $44,000 per month for two months.

Advent of the Axial Vector Workhorse 7.2

We have a number of different prototypes in the design stage in the family of Axial Vector digital engines, however one is essentially completed and is in the final testing phase. This engine is the 352 HP prototypical Axial Vector “Workhorse 7.2” engine to be used to power our prototypical 200 kW coreless Axial Flux generator.

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

Initial Applications

We anticipate that the initial application will be with refrigerator and air condition units. The motors, typically less than 5 horsepower, are designed to drive refrigeration and A/C compressors at premium efficiencies. These household and small compressor motors and commercial refrigeration and air conditioning motors are hermetically sealed into the refrigeration and A/C compressors. The most commonly used motors in appliances (includes refrigerators and A/C units) are two and four pole single phase induction motors -- two pole motors run at 3600 RPM with efficiencies ranging from 45% to 65%. The four pole motors run at 1800 RPM with efficiencies ranging from 55% to 75%. Synchronous induction motors, which have efficiencies converting electric energy to rotational energy ranging from 72% to 87% and run at a constant speed during the compressor run cycle are also used but much less commonly. Our Axial Flux Permanent Magnet electric motor is smaller and is 97% to 98% or higher efficiency in converting electric energy into high torque rotational energy, without inrush current and it can be run at variable speeds to match the compressor run cycle energy need. This variable speed capability alone improves the run cycle efficiency by an estimated 10%. Thus, with the energy efficiency increase coupled with the variable speed capability, the axial flux motor technology will produce an overall efficiency improvement as great as 30% to 35% or more over most existing induction motors presently in use.

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

Developments in Initial Testing

The engine was started (fired-up) and produced power for the first time at a third-party Detroit automotive engineering firm on September 14, 2006. Since then the engine has been fired-up on a number of occasions with operations periodically interrupted for improvements, fine tunings, and repairs to the test cell equipment. We initially anticipated commencing Beta testing on our prototypical generator initially at the Adaptive facilities in approximately December 2006. However, technical difficulties emerged during the testing trials in December that required new part design and castings that delayed the finalization of the prototype testing till the end of April 2007.

Thereafter, we intend to conduct Beta testing at three different global locations with varying climates and elevations commencing for a period of 4,000 hours (5.5 months) to validate the 40,000-hour design of mean-time-between-major overhauls. These latter Beta tests will be carried out with “production” grade engines and generators that incorporate all improvements identified during the testing phase. It is expected that we shall have the production grade engines, generators, electronic control systems and GENSETs ready in the third quarter of 2007.

As part of the Agreement we have with Adaptive, the 352 HP Workhorse 7.2 litre prototypical engine is presently going through a detailed start-up program, performance analyses and endurance testing in well appointed and certified third party dynamometer facilities in Detroit, Michigan. The generator is about a month or two away from the beginning start of an independent performance analyses and durability evaluation at a different third-party facility also located in Detroit.

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

The non-conventional designs of our engine and generator are subject to unforeseen and unexpected issues related to the novel designs as we operate the system during test runs. We experienced such delays with the engine and the generator thus unfortunately making it impossible to bring the units to Orlando for the International PowerGen show in November 2006.

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
2.	Engine Testing at an independent third party firm “A” specialized in engines
3.	Generator Testing at an independent third party firm “B” specializing in generators
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

Re-Emergence of the Gasoline Powered Sinusoidal Cam Driven Mechanical Engine

On May 16, 2006, we settled the lawsuit with Dyna-Cam and its principals and reaffirmed our right to the assets we purchased in 2003, including the original design to the Dyna-Cam mechanical engine. With this legal dispute resolved to our full satisfaction, management has decided to change the name of this engine “Gas-Cam Engine”. Furthermore, and more importantly, management has decided begin an engineering upgrade of the Gas-Cam Engine in the near future - probably in the second or third quarter of 2007. Fabrication of the engine would begin shortly thereafter taking from an estimate three to six months to have a product on the market. Based on the engineering and scientific understanding gained during the developmental work in the Axial Vector digital engine, problems hindering the former Dyna-Cam mechanical engine became increasingly evident. To validate our plans for the commercialization of this gasoline engine, we decided in conjunction with Adaptive to revitalize the original gasoline engine for possible production.

An unmodified Gas-Cam engine was placed in a dynamometer at Tech Services in Indiana where it was run for some 36 hours. The peak corrected power of 191HP was reached at an engine RPM of about 1850. Corrected power falls off as the RPM is increased beyond 1900. Maximum corrected torque of 600 Lb-Ft was achieved at an engine RPM of about 1500. A relatively flat corrected torque values between 545 and 535 Lb-Ft is indicated between 1675 and 1900 RPM of the engine.

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

The parties have extended the anticipated closing date of a definitive agreement to July 2006 in order to provide the senior managers from KOEL with an opportunity to conduct additional due diligence at Beta test sites where further product testing will be ongoing. This date was extended by written agreement of the parties to allow further negotiations of the terms of the license. Pursuant to the terms of the MOU, KOEL placed $1,000,000 into a segregated account which it controls and we have granted them a right of first refusal with respect to the right to utilize our technology for non−automotive applications including tractor engines, loader engines, fork lift truck engines, and other farm and forestry applications should the parties fail to executive a definitive agreement. We have been in ongoing discussions with KOEL as to the terms of a license for manufacture and sales. KOEL recently visited with us in Detroit, Michigan and their representatives were able to see the Workhorse 7.2 at the independent testing lab. We expect further discussions with KOEL as final test results become available at the end April 2007.

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

Summary of Product Research and Development Expenditures

We incurred research and development expenditures, which included administrative and engineering salaries and wages, in the amount of $44,835 for the three months ended March 31, 2007 compared to $925,003in research and development expenditures, which included administrative salaries and wages, for the three months ended March 31, 2006. We incurred research and development expenditures, which included administrative and engineering salaries and wages, in the amount of $414,453 for the nine months ended March 31, 2007, compared to $2,255,233 in research and development expenditures, which included administrative salaries and wages, for the nine months ended March 31, 2006. These expenditures were paid to Adaptive to conduct research and development for a family of generators that utilize our Axial Vector engine.

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

Purchase and Sale of Plant or Significant Equipment

To date, Adaptive has performed all of our research, testing, and product development on the engine, while Axial has had a key employee working on the generator development. If we are successful in developing products for military and commercial use, we intend to license the manufacturing rights. As a result, we do not anticipate any purchase or sale of and equipment over the next twelve months.

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

Results of Operations for the three and nine months ended March 31, 2007and 2006

We did not earn any revenue during the three or six months ended March 31, 2007or 2006 and have not earned any revenue since our inception. We do not anticipate earning any revenue until we have completed testing and development of our engines and generators and commenced the manufacturing of these products for military and commercial use.

We incurred total operating expenses in the amount of $802,217 for the three months ended March 31, 2007, compared to total operating expenses of $5,643,659 for the three months ended March 31, 2006. Our operating expenses for the three month period ended March 31, 2007were primarily attributable to the following:

1.	advertising and promotion expenses in the amount of $192,099;
2.	compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $215,250;
3.	legal fees in the form of cash, accrued expenses and options valued at $126,380;
4.	accounting and auditing expenses in the amount of $8,050;
5.	beneficial share-based fee expenses for stock awards to vendors that are over and above the stated fair value of services provided valued at $139,272; and
6.	research and developments costs of $44,835 as noted above.

Comparatively, our operating expenses for the three month period ended March 31, 2006were primarily attributable to the following:

1.	beneficial share-based fee expenses for stock awards to venders that are over and above the stated fair value of services provided in the amount of $139,272;
2.	compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $1,713,168;
3.	advertising and promotion expenses in the amount of $73,588;
4.	financing our Standby Equity Agreement in the amount of $0;
5.	research and development costs of $925,003 as noted above;
6.	legal fees in the form of cash, accrued expenses and options valued at $824,234; and
7.	compensating our board of directors with options valued at $206,460.

We incurred total operating expenses in the amount of $3,922,777 for the six months ended March 31, 2007, compared to total operating expenses of $12,362,800 for the six months ended March 31, 2006. Our operating expenses for the nine month period ended March 31, 2007 were primarily attributable to the following:

1. advertising and promotion expenses in the amount of $996,991;
2. compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $833,250;
3. legal fees in the form of cash, accrued expenses and options valued at $715,779;
4. accounting and auditing expenses in the amount of $230,686;
5.  beneficial share-based fee expenses for stock awards to vendors that are over and above the stated fair value of services provided valued at $417,816; and
6. research and developments costs of $414,453 as noted above.

Comparatively, our operating expenses for the nine month period ended March 31, 2006 were primarily attributable to the following:

1.	beneficial share-based fee expenses for stock awards to venders that are over and above the stated fair value of services provided in the amount of $417,816;
2.	compensating our officers in the form of salaries, common shares, and options with associated payroll taxes in the amount of $3,150,524;
3.     advertising and promotion expenses in the amount of $2,453,759;

4. financing our Standby Equity Agreement in the amount of $0;
5. research and development costs of $2,255,233 as noted above;
6. legal fees in the form of cash, accrued expenses and options valued at $1,606,339; and
7. compensating our board of directors with options valued at $348,750.

During the three months ended March 31, 2007, we reported other income in the amount of $3,924, compared to reporting other expense in the amount of $1,805,429 for the same reporting period in the prior year. During the nine months ended March 31, 2007, we reported other expense in the amount of $20,979, compared to reporting other expense in the amount of $1,802,772 for the same reporting period in the prior year. The increase in other expense reported during the three months ended March 31, 2006, is attributable primarily to the settlement of lawsuits in the amount of $1,805,429.

Net loss for the three months ended March 31, 2007was $798,293, compared to net loss of $7,449,088 for the three months ended March 31, 2006. Net loss for the nine months ended March 31, 2007was $3,943,756, compared to net loss of $14,165,572 for the nine months ended March 31, 2006. The decrease in our net loss was primarily attributable to lower operating expenses during the reporting period.

Our loss per common share (fully diluted) for the three months ended March 31, 2007 was $0.04, compared to a loss per common share (fully diluted) of $0.08 for the three month ended March 31, 2006.  Our loss per common share (fully diluted) for the nine month ended March 31, 2007 was $0.04 compared to a loss per share (fully diluted) of $0.28 for the nine months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had total current assets of $39,989 and total assets in the amount of $435,970. Our total current liabilities as of March 31, 2007were $13,532,206. As a result, on March 31, 2007, we had working capital deficit of $13,492,217.

Our total current assets primarily consist of $1,319 in cash and cash equivalents and $37,670 in deposits and prepaid expenses. Our total current liabilities primarily consist of $10,556,504 in unexercised options and warrants in connection with compensation and consulting contracts recorded as liabilities, $1,253,795 in notes payable ($250,000of which is due in one year and carries a stated interest rate of two percent and $995,000 of which is the subject of litigation in our ongoing dispute with Transporter, Inc.), $1,029,849 in accounts payable and accrued expenses, and $190,327 in unissued common shares for services rendered.

As of March 31, 2007, we raised $145,000 in the sale of our common stock from our ongoing offerings. Although we have not exhausted these funds, we do not believe this money will carry us through the next 12 months. In fact, our present capital resources are expected to last for only 3 to 4 months based on the balance due to Adaptive and payments associated with the relocation of our offices. Therefore, we will need additional financing in order to sustain our business operations including development and testing of our engines and generators. There can be no assurance that any new capital would be available or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing will require us to delay, curtail or scale back some or all of our research and development programs, sales, marketing efforts and possible future manufacturing operations.

Cash Flows from Operating Activities

Operating activities used $1,213,766 in cash for the nine months ended March 31, 2007. Our net loss of $3,939,196 was the primary component of our negative operating cash flow.

In the next twelve months, we hope to develop a cash flow stream from licensing our Axial Vector engine and GENSET for a wide variety of applications. We are currently still in the testing phase, however, and have yet to produce any successful manufactured products. Prior to any commencement in manufacturing, however, we must first raise additional funds to finance our operations.

Cash Flows from Investing Activities

Investing activities during the nine months ended March 31, 2007used $119,516 wholly related to the acquisition of fixed assets.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the nine months ended March 31, 2007was $1,281,354. We received $2,013,400 as proceeds from the sale of stock and $227,712 as a result of advances from shareholders during the nine months ended March 31, 2007. We paid $452,772 on shareholder loans, $0 in commissions in the sale of stock, and $0 as an adjustment for non-cash income from the cancellation of debt.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Going Concern

We incurred net losses for the three and nine months ended March 31, 2007and 2006 and for the period December 30, 2002 to March 31, 2007. We are currently in the development stage, and there is no guarantee whether we will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about our ability to continue as a going concern. Management believes that our capital requirements will depend on many factors including the success of our product development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

During the period ended September 30, 2006, we aggressively recruited experienced professionals to address personnel inadequacies and the resulting deficiencies in the analysis and reconciliation of general ledger accounts in our financial reporting. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our former Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.

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

On December 13, 2006, we entered into an addendum to our consulting agreement with Redwood Consultants, LLC. As consideration, we issued to Redwood Consultants 50,000 shares of restricted stock and a two-year warrant to purchase 500,000 shares of common stock at an exercise price of $2.50 per share. Also under the addendum, Redwood Consultants agreed to return to us a warrant for 250,000 shares of common stock currently in its possession that was delivered in November 2005. These shares and warrants were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

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

Item 5.     Other Information

Information from current reports recently filed by the Company on Form 8-K

Changes in Registrant’s Certifying Accountant

The Company has engaged Silberstein Serota, CPA’s and Business Consultants, P.C., a Nevada PCAOB registered CPA firm, as its principal accountants effective immediately pursuant to an engagement agreement executed by the Company with Ronald Serota, CPA. The Company’s prior principal accountant, Ronald N. Silberstein, CPA, PLLC, is affiliated with Silberstein Serota CPA’s, P.C. The decision to change accountants was approved by the Company’s Board of Directors. The Company did not consult with Ronald N. Silberstein, CPA, PLLC on any matters prior to retaining Silberstein Serota, CPA’s, P.C. as its principal accountants.

Impact on the Company’s Plan of Operations

Adaptive Propulsion Systems (the companies licensee) has informed the company of a minimum of an additional 16 weeks delay on the final phase of testing due to mechanical failure of one of the parts of the “workhorse” multi fuel engine.

This will have a direct impact on closing sales of licenses, investment and the creation of the Center of Excellence.

SEC Investigation

The Company announces that the Securities and Exchange Commission has issued a formal order of investigation of the Company relating to possible violations of Sections 5(a) and 5(c) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Company and certain of its officers and directors have received subpoenas for the production of documents, as well as for testimony.

Resignations of Registrant's Directors.

Dr. Raymond Brouzes has tendered his resignation as President, CEO and Board Member of AVEC.” And it has been accepted by the Board of Directors. Mr. Brouzes has reported no disagreement with the registrant on any matter relating to the Company’s operations, policies or practices.

Other Resignations of Key Personnel

Richard Fowlks has tendered his resignation as corporate general counsel and it has been accepted by the Board of Directors. Mr. Fowlks has reported no disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Axial Vector Engine Corporation

Date:	May 22, 2007

By: /s/ Samuel J. Higgins Samuel J. Higgins Title: Chief Executive Officer and Director